Form 10-Q
period 2009-09-30
NewEra Technology Development Co., LTD
filed 2009-11-16
CIK 1470701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

NewEra Technology Development Co., Ltd.
 (Exact name of registrant as specified in the Charter)

Nevada		46-0522277
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

25-1303 Dongjin City Suite
East Dongshan Rd., Huaina, Anhui Province
P.R.C. 232001
 (Address of Principal Executive Offices) (Zip Code)

 (011) 86-0554-6662183
 (Registrants Telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☐                                        No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2009: 1,000,000 shares of common stock.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.

FORM 10-Q

September 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NewEra Technology Development Co., Ltd.
 (A Development Stage Company)

We have reviewed the accompanying balance sheet of NewEra Technology Development Co., Ltd. (a Nevada corporation in the development stage) (the “Company”) as of September 30, 2009, and the related statements of operations, and cash flows for the three months ended September 30, 2009 and the period from April 17, 2009 (date of inception) to September 30, 2009. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues with which to support its cost of operations, and there are no guarantees that the Company will be able to secure financing until a source of revenue can be established. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Parsippany, New Jersey
November 11, 2009

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,821	$-

Total current assets	40,821	-

Total assets	$40,821	$-

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$38,500	$1,724
Due to shareholder	50,000	-

Total current liabilities	88,500	1,724

Total liabilities	88,500	1,724

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
1,000,000 shares issued and outstanding at September 30, 2009	1,000	-
Deficit accumulated during development stage	(48,679)	(1,724)

Total stockholders’ equity (deficit)	(47,679)	(1,724)

Total liabilities and stockholders’ equity (deficit)	$40,821	$-

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months	Cumulative
	Ended	Since
	September 30, 2009	Inception at April 17, 2009

Revenue	$-	$-

Operating expenses
General and administrative expenses	46,955	48,679
Total operating expenses	46,955	48,679

Loss from operations	(46,955)	(48,679)

Net loss	$(46,955)	$(48,679)

Earnings (loss) per share
Basic and diluted	$(0.12)

Weighted average number of common shares outstanding
Basic and diluted	391,304

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the Three Months	Cumulative Since
	Ended	Inception at
	September 30, 2009	April 17, 2009

Cash flows from operating activities:
Net loss	$(46,955)	$(48,679)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based payments	1,000	1,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	36,776	38,500
Total adjustments	37,776	39,500

Net cash used in operating activities	(9,179)	(9,179)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	50,000

Net cash provided by financing activities	50,000	50,000

Net increase in cash and cash equivalents	40,821	40,821

Cash and cash equivalents – beginning	-	-

Cash and cash equivalents – ending	$40,821	$40,821

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Notes to Financial Statements
September 30, 2009
(Unaudited)

Note 1 - Organization and nature of Business

NewEra Technology Development Co., Ltd. (the “Company”) was incorporated in the state of Nevada on April 17, 2009, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 preferred stock, par value of $0.001, for the purpose of seeking investment opportunities in the People’s Republic of China (‘PRC”). The Company has selected June 30 as its fiscal year end.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the period from April 17, 2009 (inception) through June 30, 2009, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period from April 17, 2009 (inception) through June 30, 2009.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s condensed financial statements.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 (ASC Topic 320-10-65) did not have a material impact on the results of operations and financial condition.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Notes to Financial Statements
September 30, 2009
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses.  At September 30, 2009 and June 30, 2009 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 11, 2009.  During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our financial statements.

Note 3 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs.  If the Company is unable to generate revenue or obtain financing, or if the revenue generated or financing obtained is insufficient to cover operating costs it incurs, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 – Due to Shareholder

The chief executive officer of the Company, from time to time, provides advances to the Company for working capital. At September 30, 2009 and June 30, 2009, the Company has balances of $50,000 and $0 due to its chief executive officer. These advances are short-term in nature and non-interest bearing.

Note 5 – Shareholders Equity

On August 25, 2009, the Company issued 1,000,000 shares of its common stock to Mr. Chen, its CEO, as his compensation. The shares were recorded at fair value on date of grant at $0.001 per share, which amounted to $1,000.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Notes to Financial Statements
September 30, 2009
(Unaudited)

Note 6 – Earnings (Loss) Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

Three Months Ended
September 30, 2009

Net loss	$(46,955)

Weighted average common shares	391,304
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-

Weighted average common shares	391,304
(denominator for diluted earnings (loss) per share)

Basic earnings (loss) per share	$(0.12)
Diluted earnings (loss) per share	$(0.12)

Note 7 – Income Taxes

Provision for income taxes was not made for the three months ended September 30, 2009 as the Company is a development stage enterprise and has incurred accumulated losses.

Note 8 – Subsequent Events
None.

 Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

OVERVIEW

Business Overview

NewEra Technology Development Co., Ltd. (hereinafter referred to as “we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Nevada on April 17, 2009. Since inception as of April 17, 2009, we have been engaged in organizational efforts, and have not generated any revenue to date. We were formed as a vehicle to pursue a merger, capital stock exchange, asset acquisition or other similar business combination with a pharmaceutical manufacture company located in China. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction with us. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with our company. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us .

Opportunities in China

Opportunities for market expansion have emerged for businesses with operations in China due to certain changes in the PRC's political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including, among other things, attractive valuations for target businesses and increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity.

Notwithstanding these facts, there are various risks of business acquisitions in China including, among others, the risk that we may be unable to enforce our rights in China, that China may revert back to former policies regarding privatization of business and that relations between China and other countries, including the United States, may deteriorate leading to reduced trade.

Development Plan

Based on our proposed business activities, we are a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines “blank check” companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, we also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation. In order for a company to be listed on a U.S. stock exchange or a quotation system, such company must be 1934 Exchange Act fully reporting company.  60 days after the initial filing of this registration statement, this registration statement on Form 10 will become effective by operation of law on October 26, 2009, and as a result we will become a registered and fully reporting company with the SEC. After the consummation of a business combination with an operating company located in PRC, the surviving company arising from the transaction between us and a private operating company will become a reporting company. Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin Board in order to become public, purchasing an OTC Bulletin Board trading company is substantially more expensive than purchasing a Form 10 “blank check’ company and such trading companies also may have liabilities or shareholder issues. Within three (3) days after the consummation of the business combination transaction between a target operating company and us, the surviving company will need to file an extensive Form 8-K in connection with the transaction including Form 10 information of the private operating company. However, the aggregate expenses of purchasing a Form 10 blank check company and filing the Form 8-K will still be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company. Therefore, we believe that we would be attractive to a private operating company seeking to become public.

To date, our efforts have been limited to organizational activities. We have no capital and will depend on Mr. Chen to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger. We will limit our search for a potential target among China-based pharmaceutical companies.

The analysis of new business opportunities will be undertaken by or under the supervision of Mr. Chen, our sole officer and director. No discussions regarding the possibility of a business combination will occur until after the effective date of this registration statement.  Mr. Chen will devote approximately twenty (20)  hours per week to searching for a target company until the acquisition of a successful business opportunity has been identified. However, we believe that business opportunities may also come to our attention from various sources, including Mr. Chen, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our shareholders.

As of this date we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. We have flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)
Other relevant factors. In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

RESULTS OF OPERATIONS

We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 17, 2009 (Inception) to September 30, 3009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from April 17, 2009 (Inception) to September 30, 2009, the Company had a net loss of $48,679 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10 and other related documents.

For the three months ended September 30, 2009, the Company had no activities that produced revenues from operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2009	Cumulative Period from April 17, 2009 (Inception) to September 30, 2009
Net Cash (Used in) Operating Activities	$(9,179)	(9,179)
Net Cash Provided by Financing Activities	$50,000	50,000
Net Increase in Cash and Cash Equivalents	$40,821	40,821

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

 Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 25, 2009, we issued a total of One Million (1,000,000) shares of our common stock, par value $0.001 per share, as the founder shares to Mr. Zengxing Chen, our president and director, as consideration for his services rendered as our incorporator valued at $0.001 in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption since the issuance shares by us did not involve a public offering. Neither us nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising.

The issuance of the 1,000,000 shares as the founder shares was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

 Item 6. Exhibits.

31.1	Certification of Chen Zengxing pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chen Zengxing pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ERA TECHNOLOGY DEVELOPMENT CO., LTD.

Date: November 16, 2009	By:	/s/ Chen Zengxing
Chen, Zengxing Chief Executive Officer and Principal Accounting Officer