Form 10-Q
period 2009-12-31
NewEra Technology Development Co., LTD
filed 2010-02-04
CIK 1470701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

NewEra Technology Development Co., Ltd.
 (Exact name of registrant as specified in the Charter)

Nevada	000-53775	46-0522277
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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
Yes☐                                  No ☒

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
Yes ☒                                No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 3, 2010: 1,000,000 shares of common stock.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.

FORM 10-Q

December 31, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2009

(UNAUDITED)

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)
(Unaudited)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NewEra Technology Development Co., Ltd.
 (A Development Stage Company)

We have reviewed the accompanying balance sheet of NewEra Technology Development Co., Ltd. (a Nevada corporation in the development stage) (the “Company”) as December 31, 2009, and the related statements of operations for the three months and six months ended December 31, 2009 and the period from April 17, 2009 (date of inception) to December 31, 2009, and cash flows for the six months ended December 31, 2009 and the period from April 17, 2009 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of NewEra Technology Development Co., Ltd. as of June 30, 2009, and the related statements of operations and stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated July 10, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

Parsippany, New Jersey
January 28, 2010

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,366	$-

Total current assets	33,366	-

Total assets	$33,366	$-

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$43,316	$1,724
Due to shareholder	50,000	-

Total current liabilities	93,316	1,724

Total liabilities	93,316	1,724

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
1,000,000 shares issued and outstanding at December 31, 2009	1,000	-
Deficit accumulated during development stage	(60,950)	(1,724)

Total stockholders’ equity (deficit)	(59,950)	(1,724)

Total liabilities and stockholders’ equity (deficit)	$33,366	$-

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months	For the Six Months	Cumulative Since
	Ended	Ended	Inception at
	December 31, 2009	December 31, 2009	April 17, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	12,271	59,226	60,950
Total operating expenses	12,271	59,226	60,950

Loss from operations	(12,271)	(59,226)	(60,950)

Net loss	$(12,271)	$(59,226)	$(60,950)

Earnings (loss) per share
Basic and diluted	$(0.01)	$(0.09)

Weighted average number of common
shares outstanding
Basic and diluted	1,000,000	695,652

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months	Cumulative Since
	Ended	Inception at
	December 31, 2009	April 17, 2009

Cash flows from operating activities:
Net loss	$(59,226)	$(60,950)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based payments	1,000	1,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	41,592	43,316
Total adjustments	42,592	44,316

Net cash used in operating activities	(16,634)	(16,634)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	50,000

Net cash provided by financing activities	50,000	50,000

Net increase in cash and cash equivalents	33,366	33,366

Cash and cash equivalents – beginning	-	-

Cash and cash equivalents – ending	$33,366	$33,366

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 1 –  Organization and nature of Business

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

Note 2 –   Summary of Significant Accounting Policies

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements. The Company evaluated all events and transactions that occurred after December 31, 2009 up through January 28, 2010. During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 (ASC Topic810-10) on our financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 2 –   Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s financial statements.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99”  which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,  Classification and Measurement of Redeemable Securities .  The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 2 –   Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)” , which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2009
(Unaudited)

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

Note 4 –   Due to Shareholder

The chief executive officer of the Company, from time to time, provides advances to the Company for working capital. At December 31, 2009 and June 30, 2009, the Company has balances of $50,000 and $0 due to its chief executive officer. These advances are short-term in nature and non-interest bearing.

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

	Three Months Ended	Six Months Ended
	December 31, 2009	December 31, 2009

Net loss	$(12,271)	$(59,226)

Weighted average common shares	1,000,000	695,652
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	1,000,000	695,652
(denominator for diluted earnings (loss) per share)

Basic earnings (loss) per share	$(0.01)	$(0.09)
Diluted earnings (loss) per share	$(0.01)	$(0.09)

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 7 –   Income Taxes

Provision for income taxes was not made for the three months and six months ended December 31, 2009 as the Company is a development stage enterprise and has incurred accumulated losses.

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

OVERVIEW

Business Overview

NewEra Technology Development Co., Ltd. (hereinafter referred to as “we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Nevada on April 17, 2009. Since inception as of April 17, 2009, we have been engaged in organizational efforts, and have not generated any revenue to date. We were formed as a vehicle to pursue a merger, capital stock exchange, asset acquisition or other similar business combination with a pharmaceutical manufacture company located in China. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction with us. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with our company. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Mr. Chen, our sole officer and director. No discussions regarding the possibility of a business combination will occur until after the effective date of this registration statement.  Mr. Chen will devote approximately twenty (20)  hours per week to searching for a target company until the acquisition of a successful business opportunity has been identified. However, we believe that business opportunities may also come to our attention from various sources, including Mr. Chen, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders

As of this date we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. We have flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

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

RESULTS OF OPERATIONS

We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 17, 2009 (Inception) to December 31, 3009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from April 17, 2009 (Inception) to December 31, 2009, the Company had a net loss of $60,950 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10 and other related documents.

For the three months ended December 31, 2009, the Company had no activities that produced revenues from operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended December 31, 2009	Cumulative Period from April 17, 2009 (Inception) to December 31, 2009
Net Cash (Used in) Operating Activities	$(16,634)	(16,634)
Net Cash Provided by Financing Activities	$50,000	50,000
Net Increase in Cash and Cash Equivalents	$33,366	33,366

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

None.

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

NEW ERA TECHNOLOGY DEVELOPMENT CO., LTD.

Date: February 4, 2010	By:	/s/ Chen Zengxing
Chen, Zengxing Chief Executive Officer and Principal Accounting Officer