Form 10-Q
period 2010-03-31
NewEra Technology Development Co., LTD
filed 2010-05-14
CIK 1470701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☒             No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2010: 1,000,000 shares of common stock.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.

FORM 10-Q

March 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)
(Unaudited)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NewEra Technology Development Co., Ltd.
 (A Development Stage Company)

We have reviewed the accompanying balance sheet of NewEra Technology Development Co., Ltd. (a Nevada corporation in the development stage) (the “Company”) as March 31, 2010, and the related statements of operations for the three months and nine months ended March 31, 2010 and the period from April 17, 2009 (date of inception) to March 31, 2010, and cash flows for the nine months ended March 31, 2010 and the period from April 17, 2009 (date of inception) to March 31, 2010. These financial statements are the responsibility of the Company’s management.

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

Parsippany, New Jersey
May 12, 2010

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)
Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,079	$-

Total current assets	24,079	-

Total assets	$24,079	$-

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$44,500	$1,724
Due to shareholder	50,000	-

Total current liabilities	94,500	1,724

Total liabilities	94,500	1,724

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
1,000,000 shares issued and outstanding at March 31, 2010	1,000	-
Deficit accumulated during development stage	(71,421)	(1,724)

Total stockholders’ equity (deficit)	(70,421)	(1,724)

Total liabilities and stockholders’ equity (deficit)	$24,079	$-

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months	For the Nine Months	Cumulative Since
	Ended	Ended	Inception at
	March 31, 2010	March 31, 2010	April 17, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	10,456	69,697	71,421
Total operating expenses	10,456	69,697	71,421

Loss from operations	(10,456)	(69,697)	(71,421)

Net loss	$(10,456)	$(69,697)	$(71,421)

Earnings (loss) per share
Basic and diluted	$(0.01)	$(0.09)

Weighted average number of common
shares outstanding
Basic and diluted	1,000,000	795,620

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the Nine Months	Cumulative Since
	Ended	Inception at
	March 31, 2010	April 28, 2009

Cash flows from operating activities:
Net loss	$(69,697)	$(71,421)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based payments	1,000	1,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	42,776	44,500
Total adjustments	43,776	45,500

Net cash used in operating activities	(25,921)	(25,921)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	50,000

Net cash provided by financing activities	50,000	50,000

Net increase in cash and cash equivalents	24,079	24,079

Cash and cash equivalents – beginning	-	-

Cash and cash equivalents – ending	$24,079	$24,079

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Notes to Financial Statements
March 31, 2010
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

Note 2 -    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 3 –   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs.  If the Company is unable to generate revenue or obtain financing, or if the revenue generated or financing obtained is insufficient to cover operating costs it incurs, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The company has been actively seeking opportunities to be able to effect on acquisition or merger with an operating company.

Note 4 –   Due to Shareholder

The chief executive officer of the Company, from time to time, provides advances to the Company for working capital. At March 31, 2010 and June 30, 2009, the Company has balances of $50,000 and $0 due to its chief executive officer, respectively. These advances are short-term in nature and non-interest bearing.

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

	Three Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2010

Net loss	$(10,456)	$(69,697)

Weighted average common shares	1,000,000	795,620
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	1,000,000	795,620
(denominator for diluted earnings (loss) per share)

Basic earnings (loss) per share	$(0.01)	$(0.09)
Diluted earnings (loss) per share	$(0.01)	$(0.09)

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 7 –   Income Taxes

Provision for income taxes was not made for three and nine months ended March 31, 2010 as the Company is a development stage enterprise and has incurred accumulated losses.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Mr. Chen, our sole officer and director. No discussions regarding the possibility of a business combination will occur until after the effective date of this registration statement.  Mr. Chen will devote approximately twenty (20) hours per week to searching for a target company until the acquisition of a successful business opportunity has been identified. However, we believe that business opportunities may also come to our attention from various sources, including Mr. Chen, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

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

RESULTS OF OPERATIONS

We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 17, 2009 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from April 17, 2009 (Inception) to March 31, 2010, the Company had a net loss of $69,697comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10 and other related documents.

For the nine months ended March 31, 2010, the Company had no activities that produced revenues from operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended March 31, 2010	Cumulative Period from April 17, 2009 (Inception) to March 31, 2010
Net Cash (Used in) Operating Activities	$(25,981)	(25,981)
Net Cash Provided by Financing Activities	$50,000	50,000
Net Increase in Cash and Cash Equivalents	$24,079	24,079

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

Item 4. Removed and Reserved

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

NEW ERA TECHNOLOGY DEVELOPMENT CO., LTD.

Date: May 14, 2010	By:	/s/ Chen Zengxing
Chen, Zengxing Chief Executive Officer and Principal Accounting Officer