Form 10-K
period 2010-06-30
NewEra Technology Development Co., LTD
filed 2010-09-28
CIK 1470701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

    ☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53775

NewEra Technology Development Co., Ltd.
 (Name of small business issuer in its charter)

NEVADA	46-0522277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25-1303 Dongjin City Suite East Dongshan Rd., Huaina, Anhui Province P.R.C.	232001
(Address of principal executive offices)	(Zip Code)

(011) 86-0554-6662183
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Revenues for year ended June 30, 2010: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.

As of September 28, 2010, the registrant had 1,000,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

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

 Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and the relative negotiating strength of us and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

Our present stockholder will likely not have control of our majority voting securities following a reorganization transaction. However, our present stockholder will benefit from such a reorganization transaction by retaining an equity interest in the surviving company, a cash payment in exchange for outstanding shares, or a combination of both cash and equity. As part of such a transaction, our present director may resign and one or more new directors may be appointed in connection with the transaction.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

Reports to stockholders

(1)	We are not required to deliver an annual report to stockholders and at this time do not anticipate the distribution of such a report.
(2)	We will file reports with the SEC. We will be a reporting company and will comply with the requirements of the Exchange Act.
(3)
The public may read and copy any materials we file with the SEC in the SEC's Public Reference Section, Room 1580,100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We currently do not have any unresolved comments of issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

ITEM 2.  PROPERTIES

We currently rent approximately 1,700 square feet of office space located at Room 1303, No. 25 Shang Dong Jin City Suite, East Dongshan Road, Huainan City, Anhui Province as our principal executive office. This lease has a one-year term from July 2, 2010 to July 1, 2011 with a monthly rent of RMB2,000. A copy of this lease agreement dated July 2, 2010 between us and Mr. Mingzi Zhu is attached hereby as Exhibit 10.1 to this Form 10k.

ITEM 3.  LEGAL PROCEEDINGS

Presently, there are not any materials pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our common stock is not trading on any stock exchange. We are not aware of any market activity in our common stock since its inception through the date of this filing.

(b) Holders.

As of October 15, 2009, there was one (1) record holder of an aggregate of 1,000,000 shares of our Common Stock issued and outstanding.

(c) Dividends.

We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This registration statement contains forward-looking statements and information relating to us, our industry and to other businesses. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this registration statement, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this registration statement. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation. In order for a company to be listed on a U.S. stock exchange or a quotation system, such company must be 1934 Exchange Act fully reporting company.  60 days after the initial filing of this registration statement, we will become a registered and fully reporting company with the SEC. After the consummation of a business combination with an operating company located in PRC, the surviving company arising from the transaction between us and a private operating company will become a reporting company.

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

We focus on our efforts to identify a prospective target business in the pharmaceutical industry in China. Opportunities for market expansion have emerged for businesses with operations in China due to certain changes in the PRC's political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including, among other things, attractive valuations for target businesses and increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity. The pharmaceutical industry is one of the leading industries in China, covering the manufacture of synthetic chemical and drugs, prepared Chinese medicines, medical devices, apparatus and instruments, hygiene materials, packing materials and pharmaceutical machinery.

Notwithstanding the abovementioned opportunities, there are various risks of business acquisitions in China including, among others, the risk that we may be unable to enforce our rights in China, that China may revert back to former policies regarding privatization of business and that relations between China and other countries, including the United States, may deteriorate leading to reduced trade.

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

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	consummating an acquisition.

We will rely upon Mr. Chen, our sole officer and director, to provide necessary funds to meet these costs.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2010

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NewEra Technology Development Co., Ltd.
 (A Development Stage Company)

We have audited the accompanying balance sheets of NewEra Technology Development Co., Ltd. (a Nevada corporation in the development stage) (the “Company”) as of June 30, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from April 17, 2009 (date of inception) to June 30, 2009 and 2010 and for the year ended June 30, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewEra Technology Development Co., Ltd. as of June 30, 2010 and 2009, and the results of their operations and cash flows for the period from April 17, 2009 (date of inception) to June 30, 2009 and 2010 and for the year ended June 30, 2010. in conformity with accounting principles generally accepted in the United States of America.

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

Parsippany, New Jersey
September 13, 2010

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Balance Sheets

	June 30, 2010	June 30, 2009

Assets
Current assets:
Cash and cash equivalents	$15,710	$-

Total current assets	15,710	-

Total Assets	$15,710	$-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$53,000	$1,724
Due to shareholder	50,000	-

Total current liabilities	103,000	1,724

Total liabilities	103,000	1,724

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	$-	$-
-0- share issued and outstanding at June 30, 2010 and 2009
Common stock, $0.001 par value, 100,000,000 shares authorized;	1,000	-
1,000,000 and -0- shares issued and outstanding at June 30, 2010 and 2009, respectively
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(88,290)	(1,724)

Total Stockholders’ deficit	(87,290)	(1,724)

Total Liabilities and Stockholders’ Deficit	$15,710	$-

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Statements of Operations

		For the period from
		April 17, 2009	Cumulative
	For the year ended	(inception) through	Since inception at
	June 30, 2010	June 30, 2009	April 17, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	86,566	1,724	88,290
Total operating expenses	86,566	1,724	88,290

Loss from operations	(86,566)	(1,724)	(88,290)

Net loss	$(86,566)	$(1,724)	$(88,290)

Loss per share
Basic and diluted	$(0.10)

Weighted average number of common
shares outstanding
Basic and diluted	846,575

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit
For the period from April 17, 2009 (inception) through June 30, 2010

						Deficit
						Accumulated
					Additional	During	Total
	Common Stock		Preferred Stock		Paid in	Development	Stockholders’
	Shares	Value	Shares	Value	Capital	Stage	Deficit
Balance at the date of inception
on April 17, 2009	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(1,724)	(1,724)

Balance at June 30, 2009	-	$-	-	$-	$-	$(1,724)	$(1,724)

Issuance of common stock	1,000,000	1,000	-	-	-	-	1,000

Net loss	-	-	-	-	-	(86,566)	(86,566)

Balance at June 30, 2010	1,000,000	$1,000	-	$-	$-	$(88,290)	$(87,290)

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Statements of Cash Flows

		For the period from
		April 17, 2009	Cumulative
	For the Year Ended	(inception) through	Since inception at
	June 30, 2010	June 30, 2009	April 17, 2009

Cash flows from operating activities:
Net loss	$(86,566)	$(1,724)	$(88,290)
Adjustment to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	51,276	1,724	53,000

Net cash used in operating activities	(35,290)	-	(35,290)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	-	50,000
Proceeds from stock issuance	1,000	-	1,000

Net cash provided by financing activities:	51,000	-	51,000

Net increase in cash and cash equivalents	15,710	-	15,710

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$15,710	$-	$15,710

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

Note 2 -    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915. Those standards require the Company to disclose its activities since the date of inception.

Cash And Cash Equivalents

In accordance with ASC Topic 230, “Statement of Cash Flows”, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, and due to shareholders approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2010 and 2009 amounted to $53,000 and $1,724, respectively, and mainly consist of unpaid professional fees.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)
Notes to Financial Statements

Note 2 -    Summary of Significant Accounting Policies (continued)

Earnings Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted weighted average number of shares outstanding is the basis weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any options, warrants or similar securities since inception.

Income taxes

The Company is governed by the Income Tax Law of the United States. The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)
Notes to Financial Statements

Note 3 –   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs.  If the Company is unable to generate revenue or obtain financing, or if the revenue generated or financing obtained is insufficient to cover operating costs it incurs, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The company has been actively seeking opportunities to be able to effect an acquisition or merger with an operating company.

Note 4 –   Due to Shareholder

The chief executive officer of the Company, from time to time, provides advances to the Company for working capital. At June 30, 2010 and June 30, 2009, the Company has balances of $50,000 and $0 due to its chief executive officer, respectively. These advances are short-term in nature and non-interest bearing.

Note 5 –   Shareholders’ Deficit

On August 25, 2009, the Company issued 1,000,000 shares of its common stock to Mr. Chen, its CEO, as his compensation. The shares were recorded at fair value on date of grant at $0.001 per share, which amounted to $1,000.

Note 6 –   Loss Per Share

The Company presents loss per share on a basic and diluted basis. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants (using the treasury stock method).  The Company has not had any potentially dilutive common shares since inception.  Further, because the Company generated losses since inception, the effect of any potentially dilutive common shares would be antidilutive. The following table presents a reconciliation of basic and diluted net loss per share:
Year Ended
June 30, 2010

Net loss	$(86,566)

Weighted average common shares	846,575
(denominator for basic loss per share)

Effect of dilutive securities:	-

Weighted average common shares	846,575
(denominator for diluted loss per share)

Basic loss per share	$(0.10)
Diluted loss per share	$(0.10)

Since no shares had been issued at June 30, 2009, loss per share is not shown.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)
Notes to Financial Statements

Note 7 –   Income Taxes

There is no provision for income taxes for the period ended June 30, 2010 as the Company is a development stage enterprise and has incurred losses.

Note 8 –   Subsequent Events

None.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in internal controls

 There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of June 30, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A. Identification of Directors and Executive Officers.

Our sole officer and director, and additional information concerning him are as follows:

Name	Age	Position

Zengxing Chen	60	President and Director

Zengxing Chen, 60, President and Director

Since January 4, 2001, Mr. Chen has been serving as the associate manager of Tianri Rubber Manufacturing Ltd., and manager of Zhejiang Tiantai Yijie Granolithic Processing Company specializing in design and production of customized kitchen and bathroom countertops with colored Poly (methyl methacrylate) (PMMA) extrusion boards. Between September 1997 and January 2001 he was hired as the project director of Jiangsu Xuzhou Longchang Industry and Trading Company. Prior to that, Mr, Chen served as the vice director of Tiantai Guoqing qigong Sanatorium,  Currently, Mr. Chen also serves on the board of directors of Huainan Tianri Materials Fule Ltd., Co. Mr. Chen graduated from Tiantai Shuinan Elementary School in September 1972.

B. Employee Agreements

We have no employment agreement without our officer and director.

C. Family Relationships.

None.

D. Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

E. Audit Committee

The Board of Directors acts as the Audit Committee, and the Board has no separate committees. We have no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, we believe that it has inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

Prior Blank Check Company Experience

No member of our management also serves as an officer or director of any other blank check companies.

ITEM 11. EXECUTIVE COMPENSATION

Our officer and director have not received any cash remuneration since inception. They will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our officer and director intend to devote very limited time to our affairs.

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of September 21, 2010, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Zengxing Chen	1,000,000	100%

(1)	Mr. Zengxing Chen serves as President and Director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

For our fiscal year ended June 30, 2010 we incurred audit related fees in the amount of $2,000.00.

Tax Fees

For our fiscal year ended June 30, 2010, we incurred fees for professional services in the amount of $0 rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company incurred fees related to services rendered by our principal accountant for the fiscal year ended June 30, 2010 in the amount of $0.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the Board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Board of directors pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Board of directors. The Board of directors monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which are consistent with the SEC’s rules on auditor independence. The Board of directors pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Board of directors.

Tax Services. The Board of directors pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Board of directors must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Board of directors pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Board of directors and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Board of directors. If there is any question as to whether a proposed service fits within a pre-approved service, the Board of Directors chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Board of directors, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Board of directors (or its Chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document
10.1	Lease Agreement between the Company and Mingzi Zhu dated July 2, 2010.

31.1	Certification of Zengxing Chen pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Zengxing Chen pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.

Date: September 28, 2010	By:	/s/ Zengxing Chen
Zengxing Chen President and Director