Form 10-Q
period 2010-09-30
NewEra Technology Development Co., LTD
filed 2010-11-15
CIK 1470701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☒             No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2010: 0 shares of common stock.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.

FORM 10-Q

September 30, 2010

i

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NewEra Technology Development Co., Ltd.
 (A Development Stage Company)

We have reviewed the accompanying balance sheet of NewEra Technology Development Co., Ltd. (a Nevada corporation in the development stage) (the “Company”) as September 30, 2010, and the related statements of operations and cash flows for the three months ended September 30, 2010 and 2009 and the period from April 17, 2009 (date of inception) to September 30, 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of NewEra Technology Development Co., Ltd. as of June 30, 2010, and the related statements of operations and stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 13, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

Parsippany, New Jersey
November 15, 2010

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,188	$15,710

Total current assets	55,188	15,710

Total Assets	$55,188	$15,710

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$54,000	$53,000
Due to shareholder	100,000	50,000

Total current liabilities	154,000	103,000

Total liabilities	154,000	103,000

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
-0- shares issued and outstanding at September 30, 2010 and
June 30, 2010
Common stock, $0.001 par value, 100,000,000 shares authorized;	1,000	1,000
1,000,000 shares issued and outstanding at September 30, 2010 and June 30, 2010
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(99,812)	(88,290)

Total Stockholders’ deficit	(98,812)	(87,290)

Total Liabilities and Stockholders’ Deficit	$55,188	$15,710

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months Ended		Cumulative
	September 30,		Since inception at
	2010	2009	April 17, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	11,522	46,955	99,812
Total operating expenses	11,522	46,955	99,812

Loss from operations	(11,522)	(46,955)	(99,812)

Net loss	$(11,522)	$(46,955)	$(99,812)

Loss per share
Basic and diluted	$(0.01)	$(0.12)

Weighted average number of common
shares outstanding
Basic and diluted	1,000,000	391,304

The accompanying notes are an integral part of these financial statements.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			Cumulative
	For the Three Months Ended		Since
	September 30,		inception at
	2010	2009	April 17, 2009

Cash flows from operating activities:
Net loss	$(11,522)	$(46,955)	$(99,812)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,000	36,776	54,000
Total adjustments	1,000	36,776	54,000

Net cash used in operating activities	(10,522)	(10,179)	(45,812)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	50,000	100,000
Proceeds from stock issuance	-	1,000	1,000

Net cash provided by financing activities	50,000	51,000	101,000

Net increase in cash and cash equivalents	39,478	40,821	55,188

Cash and cash equivalents at beginning of period	15,710	-	-

Cash and cash equivalents at end of period	$55,188	$40,821	$55,188

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

In preparing the accompanying unaudited financial statements, we evaluated the period from September 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2010.

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

Note 4 – Due to Shareholder

The chief executive officer of the Company, from time to time, provides advances to the Company for working capital. At September 30, 2010 and June 30, 2010, the Company has balances of $100,000 and $50,000 due to its chief executive officer, respectively. These advances are short-term in nature and non-interest bearing.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)

Note 5 – Shareholders’ Deficit

On August 25, 2009, the Company issued 1,000,000 shares of its common stock to Mr. Chen, its CEO, as his compensation. The shares were recorded at fair value on date of grant at $0.001 per share, which amounted to $1,000.

Note 6 – Loss Per Share

The Company presents loss per share on a basic and diluted basis. Basic loss per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

	For the Three Months Ended
	September 30,
	2010	2009

Net loss	$(11,522)	$(46,955)

Weighted average common shares	1,000,000	391,304
(denominator for basic loss per share)

Effect of dilutive securities:	-	-

Weighted average common shares	1,000,000	391,304
(denominator for diluted loss per share)

Basic loss per share	$(0.01)	$(0.12)
Diluted loss per share	$(0.01)	$(0.12)

Note 7 – Income Taxes

There is no provision for income taxes for the three months ended September 30, 2010 and 2009 as the Company is a development stage enterprise and has incurred losses.

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

For the period from April 17, 2009 (Inception) to September 30, 2010, the Company had a net loss of $99,812 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10 and other related documents.

For the three months ended September 30, 2010, the Company had no activities that produced revenues from operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three months Ended September 30, 2010	Cumulative Period from April 17, 2009 (Inception) to September 30, 2010
Net Cash (Used in) Operating Activities	$(10,522)	(45,812)
Net Cash Provided by Financing Activities	$50,000	101,000
Net Increase in Cash and Cash Equivalents	$39,478	55,188

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

NEW ERA TECHNOLOGY DEVELOPMENT CO., LTD.

Date: November 15, 2010	By:	/s/ Chen Zengxing
Chen, Zengxing Chief Executive Officer and Principal Accounting Officer