Form 10-Q
period 2010-12-31
NewEra Technology Development Co., LTD
filed 2011-01-26
CIK 1470701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☒             No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 24, 2011: 1,000,000 shares of common stock.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.

FORM 10-Q

December 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$46,541	$15,710

Total current assets	46,541	15,710

Total Assets	$46,541	$15,710

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	56,500	53,000
Short-term loan	100,000	50,000

Total current liabilities	156,500	103,000

Total liabilities	156,500	103,000

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding at December 31, 2010 and June 30, 2010	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized;
no shares issued and outstanding at December 31, 2010 and June 30, 2010	1,000	1,000
Deficit accumulated during development stage	(110,959)	(88,290)

Total stockholders’ deficit	(109,959)	(87,290)

Total Liabilities and Stockholders’ Deficit	$46,541	$15,710

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)
Statements of Operations

	For the three months Ended	For the three months Ended
	December 31, 2010	December 31, 2009

Revenue	$-	$-

Operating expenses

General and administrative expenses	11,147	12,271
Total operating expenses	11,147	12,271

Loss from operations	(11,147)	(12,271)

Net loss	$(11,147)	$(12,271)

Net Income Per Common Share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,000,000	1,000,000
Diluted	1,000,000	1,000,000

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)
Statements of Operations

			Cumulative from
	For the six months Ended	For the six months Ended	April 17, 2009 (inception)
	December 31, 2010	December 31, 2009	to December 31, 2010

Revenue	$-	$-	$-

Operating expenses

General and administrative expenses	22,669	59,226	110,959
Total operating expenses	22,669	59,226	110,959

Loss from operations	(22,669)	(59,226)	(110,959)

Net loss	$(22,669)	$(59,226)	$(110,959)

Net Income Per Common Share
Basic	$(0.02)	$(0.09)
Diluted	$(0.02)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,000,000	695,652
Diluted	1,000,000	695,652

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the period from April 17, 2009 (inception) through December 31, 2010

						Deficit
						Accumulated	Total
					Additional	During	Stockholders’
	Common Stock		Preferred Stock		Paid in	Development	Equity
	Shares	Value	Shares	Value	Capital	Stage	(Deficit)
Balance at the date of inception on April 17, 2009	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	$(1,724)	$(1,724)

Balance at June 30, 2009		$-	-	$-	$-	$-1,724	$-1,724

Issuance of common stock	1,000,000	1,000					1,000

Net loss	-	-	-	-	-	(86,566)	(86,566)

Balance at June 30, 2010	1,000,000	$1,000	-	-	$-	$(88,290)	$(87,290)

Net loss	-	-	-	-	-	(22,669)	(22,669)

Balance at December 31, 2010	1,000,000	$1,000	-	-	$-	$(110,959)	$(109,959)

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
(A Development Stage Company)
Statements of Cash Flows

	For the six months Ended	For the six months Ended	Cumulative Since inception
	December 31, 2010	December 31, 2009	at April 17, 2009

Cash flows from operating activities:
Net loss	$(22,669)	$(59,226)	$(110,959)
Adjustment to reconcile net loss to net cash provided by
(used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,500	36,776	56,500

Net cash used in operating activities	(19,169)	(22,450)	(54,459)

cash flows from financing activities

short-term loan	50,000	50,000	100,000
Issuance of common stock for cash	-	1,000	1,000

Net cash provided by financing activities	50,000	51,000	101,000

Increase in cash and cash equivalents	$30,831	$28,550	$46,541

Cash and cash equivalents at beginning of year	15,710	-	-

Cash and cash equivalents at ending of year	$46,541	$40,821	$46,541

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Notes to Financial Statements
December 31, 2010
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

Note 2 -    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Interim Financial Statements
These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period for the year ended June 30, 2010.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915. Those standards require the Company to disclose its activities since the date of inception.

Cash And Cash Equivalents

In accordance with ASC Topic 230, “Statement of Cash Flows”, the Company considers all highly liquid debt instruments with a maturity of six months or less when purchased to be cash equivalents.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Notes to Financial Statements
December 31, 2010
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Accounts payable and accrued expenses
Accounts payable and accrued expenses at December 31, 2010 and June 30, 2010 amounted to $56,500 and $53,000, respectively, and mainly consist of unpaid professional fees.

Earnings (loss) Per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted weighted average number of shares outstanding is the basis weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any options, warrants or similar securities since inception.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Notes to Financial Statements
December 31, 2010
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

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
December 31, 2010
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

Note 4 –   Due to Shareholder

The chief executive officer of the Company, from time to time, provides advances to the Company for working capital. At December 31, 2010 and June 30, 2010, the Company has balances of $100,000 and $50,000 due to the chief executive officer, respectively. These advances are non-interest bearing.

Note 5 –   Stockholders’ Deficit

On August 25, 2009, the Company issued 1,000,000 shares of its common stock to Mr. Chen, its CEO, as his compensation. The shares were recorded at fair value on date of grant at $0.001 per share, which amounted to $1,000.

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
 (A Development Stage Company)

Notes to Financial Statements
December 31, 2010
(Unaudited)

Note 6 –   Loss Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009

Net loss	$(22,669)	$(59,226)
Weighted average common shares	1,000,000	695,652
(denominator for basic loss per share)
Effect of dilutive securities:		-
Weighted average common shares	1,000,000	695,652
(denominator for diluted loss per share)
Basic loss per share	(0.01)	$(0.09)
Diluted loss per share	(0.01)	$(0.09)

Note 7 –   Income Taxes

Provision for income taxes was not made for the six months ended December 31, 2010 and the period from April 17, 2009(inception) to December 31, 2010 as the Company is a development stage enterprise and has incurred accumulated losses.

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

RESULTS OF OPERATIONS

We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 17, 2009 (Inception) to December 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from April 17, 2009 (Inception) to December 31, 2010, the Company had a net loss of $110,959 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10 and other related documents.

For the six months ended December 31, 2010, the Company had no activities that produced revenues from operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six months Ended December 31, 2010	Cumulative Period from April 17, 2009 (Inception) to December 31, 2010
Net Cash (Used in) Operating Activities	$(19,169)	(54,459)
Net Cash Provided by Financing Activities	$50,000	101,000
Net Increase in Cash and Cash Equivalents	$30,381	46,541

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

NEW ERA TECHNOLOGY DEVELOPMENT CO., LTD.

Date: January 26, 2011	By:	/s/ Chen Zengxing
Chen, Zengxing Chief Executive Officer and Principal Accounting Officer