Form 10-Q
period 2011-03-31
China New Greenfood Co., Ltd
filed 2011-05-16
CIK 1470701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

China New Greenfood Company Ltd.
 (Exact name of registrant as specified in the Charter)

Nevada	000-53775	46-0522277
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

c/o Hunan Xiangmei Food Co, Ltd.
200 Taozhu Road, Wuxi Town
Qiyang County, Yongzhou City
Hunan Province, China
 (Address of Principal Executive Offices) (Zip Code)

 (86) 746-3269-828
 (Registrants Telephone number, including area code)

NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.
25-1303 Dongjin City Suite
East Dongshan Road, Huainan, Anhui Province
P.R.C. 232001
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐            No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2011: 11,057,450 shares of common stock.

CHINA NEW GREENFOOD COMPANY LTD.
FORM 10-Q
March 31, 2011

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA NEW GREENFOOD CO., LTD
(FORMERLY NEWERA TECHNOOGY DEVELOPMENT CO., LTD)
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets - As of March 31, 2011 and June 30, 2010 (Unaudited)	2

Condensed Consolidated Statements of Income and Comprehensive Income - For the Nine and Three Months ended March 31, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements Changes in Stockholders' Equity- For the Nine and Three Months ended March 31, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows - For the Nine months ended March 31, 2011 and 2010 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)	6 to 19

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2011	As of June 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,828,300	$1,802,342
Accounts receivable	2,021,235	642,021
Inventories	3,721,046	5,570,594
Advances to suppliers and other prepaid expense	1,932,383	123,016
Total Current Assets	9,502,964	8,137,973

Property, plant and equipment, net	16,309,318	8,917,152
Farmland development cost, net	12,437,269	5,807,431
Land use rights under capital lease, net	193,403	189,792
Deposit on land use right	182,646	176,248

Total Assets	$38,625,600	$23,228,596

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term loans payable	$8,812,651	$5,045,090
Short-term obligation under capital lease from related parties	932	858
Current Portion of long-term loan payable	197,866	-
Accounts payable	1,129,222	729,996
Advance from customers	36,381	-
Payroll payable	161,168	106,814
Taxes payable	222,925	127,714
Dividends Payable	-	926,017
Due to related parties	419,398	379,570

Total Current Liabilities	10,980,543	7,316,059

Long-term loan payable, less current portion	441,394	734,365
Long-term obligation under capital lease from related parties, less current portion	210,432	203,746
Warrant liability	313,005	-

Total Liabilities	11,945,374	8,254,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized;
11,057,450 and 9,200,000 shares issued and outstanding at March 31, 2011
and June 30, 2010 respectively	11,057	9,200
Additional paid-in capital	7,203,946	3,868,015
Retained earnings	17,498,362	9,837,623
Statutory reserve	704,289	704,289
Accumulated other comprehensive income	1,262,572	555,299
Total Stockholders' Equity	26,680,226	14,974,426

Total Liabilities and Stockholders' Equity	$38,625,600	$23,228,596

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months Ended		For the nine months Ended
	March 31,		March 31,
	2011	2010	2011	2010

NET REVENUES	$12,486,702	$9,161,791	$31,117,464	$22,177,023
COST OF REVENUES	7,426,059	5,808,727	20,595,728	14,397,428
GROSS PROFIT	5,060,643	3,353,064	10,521,736	7,779,595

OPERATING EXPENSES:
Selling and marketing expenses	719,851	455,763	1,486,694	1,092,840
General and administrative expenses	510,375	338,223	1,098,492	799,731
Total Operating Expenses	1,230,226	793,986	2,585,186	1,892,571

INCOME FROM OPERATIONS	3,830,417	2,559,078	7,936,550	5,887,024

OTHER (EXPENSE) INCOME:
Interest income	1,683	3,507	5,688	4,683
Interest expense	(144,872)	(101,582)	(371,325)	(305,399)
Non-operational income	74,909	-	89,826	166,909
Total Other (Expense) Income	(68,280)	(98,075)	(275,811)	(133,807)
			-
INCOME BEFORE INCOME TAXES	3,762,137	2,461,003	7,660,739	5,753,217
PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME	$3,762,137	$2,461,003	$7,660,739	$5,753,217

COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	146,174	(39,992)	707,273	(19,461)
TOTAL COMPREHENSIVE INCOME	$3,908,311	$2,421,011	$8,368,012	$5,733,756

BASIC INCOME PER COMMON SHARE	$0.36	$0.27	$0.80	$0.63
DILUTED INCOME PER COMMON SHARE	$0.36	$0.27	$0.80	$0.63

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,493,954	9,200,000	9,599,868	9,200,000
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,493,954	9,200,000	9,599,868	9,200,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
For nine months ended March 31, 2011 and 2010
(UNAUDITED)
						Accumulated
						Other	Total
	Common Stock		Additional	Retained	Statutory	Comprehensive	Stockholders'
	Number of Shares	Amount	Paid-in Capital	Earnings	Reserve	Income	Equity

Balance, June 30, 2009 (Retroactively Restated)	9,200,000	$9,200	$1,198,529	$6,708,817	$704,289	$515,338	$9,136,173

Cash dividends declared		-	-	(3,559,314)	-	-	(3,559,314)

Cash dividends reinvested		-	2,669,486	-	-	-	2,669,486

Comprehensive income:
Net income for the period		-	-	5,753,217	-	-	5,753,217

Foreign currency translation adjustment		-	-	-	-	(19,461)	(19,461)

Balance, March 31, 2010	9,200,000	$9,200	$3,868,015	$8,902,720	$704,289	$495,877	$13,980,101

Balance, June 30, 2010 (Retroactively Restated)	9,200,000	$9,200	$3,868,015	$9,837,623	$704,289	$555,299	$14,974,426

Issuance of shares in reverse merger on January 28, 2011	300,000	300	-	-	-	-	300

Capital contribution	-	-	12,763	-	-	-	12,763

Issuance of common shares in a private placement on January 28, 2011	1,057,450	1,057	3,516,673	-	-	-	3,517,730

Stock Issuance for service	500,000	500	119,500	-	-	-	120,000

Stock warrants issued in connection with private placement	-	-	(313,005)	-	-	-	(313,005)

Comprehensive income:
Net income for the period	-	-	-	7,660,739	-	-	7,660,739

Foreign currency translation adjustment	-	-	-	-	-	707,273	707,273

Balance, March 31, 2011	11,057,450	$11,057	$7,203,946	$17,498,362	$704,289	$1,262,572	$26,680,226

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,660,739	$5,753,217
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	492,454	502,106
Amortization - farmland development cost	466,658	59,966
Amortization-land use rights under capital lease from related parties	3,224	3,158
Stock-based compensation	120,000	-
Changes in assets and liabilities:
Accounts receivable	(1,333,686)	(1,671,622)
Inventories	2,018,140	1,220,789
Advances to suppliers and other prepaid expense	(1,776,300)	(30,691)
Accounts payable	366,864	538,176
Advance from customers	35,785	(213,509)
Payroll payable	49,650	53,130
Taxes payable	89,091	193,482
Due to related party	9,995	9,828
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,202,614	6,418,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,445,076)	(1,094,567)
Increase in farmland development cost	(6,780,481)	(4,654,975)
Increase in deposit on land use rights	-	(175,958)

NET CASH USED IN INVESTING ACTIVITIES	(14,225,557)	(5,925,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term Loan Payable	3,525,676	1,759,582
Repayment of long-term loan payable	(119,768)	-
Increase in loans from related party	14,971	120,238
Payment of cash dividend	(943,905)	-
proceeds from issuance of shares in private placement	3,517,730	-
Capital contribution by shareholder	12,763	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,007,467	1,879,820

EFFECT OF FOREIGN EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	41,434	11,424

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,958	2,383,774

CASH AND CASH EQUILAVENTS - beginning of period	1,802,342	1,563,002

CASH AND CASH EQUIVALENTS - end of period	$1,828,300	$3,946,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$361,330	$278,047

NON-CASH FINANCING ACTIVITIES:
Cash dividends declared	$-	$3,559,314
Cash dividends reinvested	$-	$2,669,486
Accrual of capital lease payments to related party	$656	$604
Warrant issued for services	$313,005	$-
Stock issued for services	$120,000	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

China New Greenfood Co. Ltd. (the “Company”), formerly known as Newera Technology Development Co., Ltd was incorporated in Delaware on April 17, 2009 under the name of Newera Technology Development Co., Ltd.

On January 28, 2011, the Company entered into a Share Exchange Agreement with Grain Wealth Limited, a British Virgin Islands company (“Grain Wealth”) and acquired all of the outstanding capital stock of Grain Wealth.

In connection with the Share Exchange Agreement, the Company issued to Grain Wealth an aggregate of 9.200.000 shares of the common stock of the Company, at par value of $0.001 per share, so that upon completion of the Share Exchange, the shareholder of Grain Wealth own approximately 92% of the fully diluted outstanding shares of the Company prior to the issuance of the shares to the investors. Accordingly, Grain Wealth became the wholly owned subsidiary of the Company.

Immediately prior to the Share Exchange, the Company had 1,000,000 shares of our Common Stock issued and outstanding. On January 28, 2011, In connection with the closing of the Share Exchange, the Company’s then Chief Executive Officer and Principal Accounting Officer Zengxing Chen cancelled 700,000 shares of the Common Stock that he owned, and resigned from our board of directors (the “Board”) and all officer positions that he held. Accordingly, The Company  appointed Taiping Zhou as the Chairman of the Board and Xiaohui Wu and Jiling Zhou as members of the Board, and the Company also appointed Taiping Zhou as their Chief Executive Officer.

In connection with the Share Exchange Agreement. The Company issued an aggregated of 500,000 shares of the their Common Stock as compensation for legal and consulting services rendered. The issuance of such securities was exempt from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Immediately after the  Share Exchange, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with four investors (the “Investors”) for the issuance and sale in a private placement of shares of Common Stock, for aggregate gross proceeds of $3,782,393 (including sales commission of $264,663) at a per share purchase price of $3.5769 (the “Private Placement”).

In connection with the private placement and pursuant to the Securities Purchase Agreement, the placement agent and advisors received the following compensation: (i) 7% of the gross proceeds of $264,663 received from the sale of the Securities as a placement commission; (ii) warrants to purchase up to 105,745 shares of Common Stock with the same term of the warrants issued to investors.

Subsequently, on April 1, 2011, the Company’s name  was changed from “Newera Technology Development Co., Ltd” to China New Greenfood Co., Ltd” in order to more effectively reflect the nature of Company’s business and communicate the Company’s brand identity to customers.

The above mentioned merger transaction has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Grain Wealth is treated as the continuing entity for accounting purposes.

Grain Wealth Limited is a limited liability company organized under the laws of the British Virgin Islands (the “Grain Wealth”) on September 8, 2010.  Grain Wealth owns 100% of the issued and outstanding capital stock of Qiyang County Xiangmei Food Technical Research and Development Co., Ltd. (“Xiangmei Food”), a wholly foreign-owned enterprise (“WFOE”) with limited liability, incorporated under the People’s Republic of China (the “PRC”) on December 23, 2010.  Xiangmei Food has entered into a series of contractual agreements with the owner of Hunan Xiangmei Food Co., Ltd. (“Hunan Xiangmei”).

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Organization (continued)

Hunan Xiangmei is a limited liability company formed under laws of the PRC on March 27, 2006, with a total registered capital of RMB 10 million (approximate to $1.2 million), contributed by two individual shareholders, Mr. Wu YaoTian and Mr. Zhou Taiping. On December 24, 2009, Mr. Wu YaoTian transferred all of his ownership interest to Mr. Zhou Taiping, the Chairman of Hunan Xiangmei, and Mr. Zhou became the sole owner of Hunan Xiangmei, which is engaged in the business of growing, processing and distributing glutinous rice and other consumer food products such as frozen stuffed dumplings and ice cream products in the PRC.

On December 22, 2010, Xiangmei Food entered into a series of contractual arrangements with Hunan Xiangmei.  These contractual agreements require the pledge of Mr. Zhou’s equity interests in Hunan Xiangmei to Xiangmei Food. At any time during the agreement period, Xiangmei Food has exclusive rights to acquire any portion of the equity interests of Hunan Xiangmei. In addition, Xiangmei Food has sole discretion to appoint directors of Hunan Xiangmei and is entitled to certain management fees from Hunan Xiangmei.

Under these contractual arrangements, which obligate Xiangmei Food to absorb a majority of the risk of loss from Hunan Xiangmei’s activities and entitle it to receive a majority of its residual returns, Xiangmei Food has gained effective control over Hunan Xiangmei. Through these contractual arrangements, Xiangmei Food now holds the variable interests of Hunan Xiangmei, and Xiangmei Food becomes the primary beneficiary of Hunan Xiangmei. Based on these contractual arrangements, Hunan Xiangmei is considered as a Variable Interest Entity (“VIE”)  under ASC 810, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51", because the equity investor in Hunan Xiangmei no longer has the characteristics of a controlling financial interest. Accordingly, Hunan Xiangmei should be consolidated into Xiangmei Food under ASC 810.

On March 23, 2011, Xiangmei Food entered into a Share Exchange Agreement with Qiyang Honghui Agricultural Technoloical and Development Co., Ltd. ("Honghui") to purchase 100% of shares of Honghui for a price of $15,225(R MB100,000).  As a result of the Share Exchange, Honghui is a 100% owned subsidiary of Xiangmei Food.

Grain Wealth is effectively controlled by the sole stockholder of Hunan Xiangmei, Mr. Zhou Taiping, and Grain Wealth has 100% equity interest in Xiangmei Food as of March 31, 2010. Therefore, Xiangmei Food and Hunan Xiangmei are considered under common control. The consolidation of Xiangmei Food and Hunan Xiangmei has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between Xiangmei Food and Hunan Xiangmei had become effective as of the beginning of the first period presented in the accompanying condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated June 30, 2010 and 2009 financial statements and notes included in the Form 8-K  and 8-K/A filed with the Securities and Exchange Commission (“SEC”) on January 28, 2011 and on April 28, 2011, respectively. Operating results for the three and nine months ended March 31, 2011 may not be necessarily indicative of the results that may be expected for the full year.

 Principal of Consolidation

The condensed consolidated financial statements include the accounts of China New Greenfood, Grain Wealth, Xiangmei Food and its 100% controlled subsidiary Hunan Xiangmei and 100% owned subsidiary Honghui (collectively, the “Company”). All significant inter-company balances and transactions are eliminated in consolidation.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended March 31, 2011 and 2010 include the allowance for doubtful accounts, the reserve for slow moving or perishable inventory, the useful life of property and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, advances to suppliers, accounts payable, advance from customer and accrued expenses, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the accounting guidance.

The fair value of the long-term loan as of March 31, 2011 and June 30, 2010 also approximated its recorded value because the interest rates are not substantially different than current interest rates.

The Company evaluated the fair value of the capital lease obligation – related parties, net of current portion at the balance sheet dates and determined that the book value of equipment loans payable approximated the fair market value based on level 3 inputs.

The Company estimated the fair value of the warrants liability based on the level 3 inputs (See Note 15.)

Concentrations of credit risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company maintains a relatively small balance of inventory on hand throughout the year and has not experienced any slow moving or perishable items. The Company does not consider it necessary to record any inventory reserve at March 31, 2011 and June 30, 2010.

Prepayments for growing crops, considered work in process, are reported at lower of cost or market, are mainly costs incurred to grow the crops. The costs included direct cost such as seed selection, fertilizer, labor costs and contract fee that are spent in growing glutinous rice, peanuts and sesame on the contracted farmland and indirect cost which includes amortization of farmland development cost. All the costs are accumulated until the time of harvest and then allocated to glutinous rice, peanuts and sesame based on usage of the farmland in July and October, the harvest seasons of glutinous rice, and August, the harvest season of peanuts and sesame.

Property and equipment

Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company evaluates property and equipment for impairment when events or changes in circumstances reflect the possibility that their recorded value may not be recoverable.

Income taxes

The Company accounts for income taxes under the provisions of ASC740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement basis of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of glutinous rice and other consumer food upon shipment and transfer of title.

Shipping costs

Shipping costs are included in selling expenses and totaled $637,428 and $459,768 for the nine months ended March 31, 2011 and 2010, respectively. Shipping cost totaled $299,125 and $168,086 for the three months ended March 31, 2011 and 2010, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statement of operations. For the nine months ended March 31, 2011 and 2010, advertising expense amounted to $41,245 and $ 59,135, respectively. Advertising amounted to $12,531 and $33,324 for the three months ended March 31, 2011 and 2010, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses, if any, that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2011 and June 30, 2010 were translated at 6.5701RMB to $1.00 and at 6.8086RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended March 31, 2011 and 2010 were 6.6796RMB and 6.8377RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share (EPS)

Earnings per share is calculated in accordance with the ASC 260. Basic net earnings per share are based upon the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

 NOTE 3 – INVENTORIES

At March 31, 2011 and June 30, 2010, inventories consisted of the following:

	March 31, 2011	June 30, 2010
Raw materials	$1,182,640	$301,985
Work in process	2,438,355	5,209,735
Finished goods	100,051	58,874

Inventories, Net	$3,721,046	$5,570,594

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2011 and June 30, 2010, property and equipment consist of the following:

	Useful Life	March 31, 2011	June 30, 2010
Office equipment and furniture	5 Years	$42,265	$38,296
Manufacturing equipments	5-10 Years	3,857,528	3,640,276
Vehicles	5 Years	138,484	138,215
Building and building improvements	5-30 Years	6,412,565	6,187,938
Less: accumulated depreciation		(2,238,965)	(1,677,415)
Construction-in-progress		7,924,689	589,842
Deposit on equipments		172,752	-
Property and equipment, net		$16,309,318	$8,917,152

 For the nine months ended March 31, 2011 and 2010, depreciation expense amounted to $ 492,454  and $ 502,106, of which $254,460 and $283,649  is included in cost of sales, $ 24,915 and $ 20,769 included in selling expense, and $ 213,079   and $ 197,688   is included in general and administrative expenses, respectively. For the three months ended March 31, 2011 and 2010, depreciation expense amounted to $166,717 and $203,361, of which $86,545 and $130,259 is included in cost of sales, $8,601 and $6,891 included in selling expense, and $71,571  and $66,211  is included in general and administrative expenses, respectively.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – FARMLAND DEVELOPMENT COSTS

The Company has entered into several land developing agreements with a number of farming cooperatives since 2006. The farmland development costs are the costs to develop the farmland, which include water distribution systems and drainage tile. The Company hires labor to grow and harvest glutinous rice, peanuts and sesame by itself. The agreements have terms of 10 years expiring on various dates.

The Company uses the straight-line method to amortize the long-term prepayments over the life of the contracts. As of March 31, 2011 and June 30, 2010, the Company has unamortized farmland development costs in the amount of $12,437,269 and $5, 807,431, respectively.

Farmland development costs as of March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011	June 30, 2010
Farmland development costs	$13,219,236	$6,104,192

Less: accumulated amortization	(781,967)	(296,761)

Farmland development costs, Net	$12,437,269	$5,807,431

Amortization of Farmland Development Costs attributable to future periods is as follows:

Twelve months ending March 31:
2012	$1,321,924
2013	1,321,924
2014	1,321,924
2015	1,321,924
2016	1,321,924
Thereafter	5,827,649
$12,437,269

NOTE 6 – DEPOSIT ON LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. As of March 31, 2011, the Company paid deposits of 1,200,000RMB ($182,646) for the land use right of 100 acres in the Hunan QiYang Industry Development Zone. The land use rights will have a 50 year terms upon delivery of certificate of land use rights title from the local government in the PRC. As of March 31, 2011, the Company has not commenced using the land and recorded no amortization.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – SHORT-TERM LOANS

At March 31, 2011 and June 30, 2010, short-term loans payable consisted of the following:

	March 31, 2011	June 30, 2010
Loan payable to Agriculture Development Bank of China, due on May 30, 2011 with annual interest rates at 5.31% and secured by certain equipments of the Company and real estate owned by Zhou Taiping and Zhou Jiling, Director and CEO of the Company respectively	$2,739,684	$2,643,715

Loan payable to Village Bank of Qiyang County due on March 31, 2012 and March 25, 2011 with annual interest rates of 10.61% and 9.558% secured by assets of the Company	745,803	719,678

Loans payable to Agriculture Development Bank of China, due on May 12, 2011 and August 24, 2010 with annual interest rates of 5.31%.	761,023	1,028,112

Loans payable to Agriculture Development Bank of China, due on May 18, 2011 with annual interest rates of 5.31%	761,023	-

Loan payable to Agriculture Development Bank of China, original due on September 28, 2010 but extended to May12, 2011with annual interest rates of 5.31%.	456,614	653,585

Loan payable to Agriculture Development Bank of China, due on September 16, 2011 with annual interest rates of 5.31%	1,522,047	-

Loan payable to Industrial and Commercial Bank of China, due on November 14, 2011 with annual interest rates of 5.31% and assured by Yongzhou Small to Mid-size Company Credit Guarantee Co. Ltd.	761,023	-

Loan payable Agriculture Development Bank of China, due on June 17, 2011 with annual interest rates of 5.31%	1,065,434	-

Total	$8,812,651	$5,045,090

NOTE 8 – LONG-TERM LOAN

At April 29, 2008, the Company borrowed $758,610 (RMB 5,000,000) from Agriculture Development Bank of China, due on April 28, 2013, with annual interest rate of 7.74%, and secured by commercial real estate owned by Zhou Taiping and Zhou Jilin, Director and CEO of the Company respectively. The loan was utilized in purchasing glutinous rice powder product line and constructing warehouses. On February 12, 2011, the Company repaid approximately $119,350 (RMB800,000).

As of March 31, 2011, the current and non-current portions are as follow:
March 31, 2011
Current Portion of long-term loan payable	$197,866
Non-current portion of long-term loan payable	441,394
Total long –term loan payable	$639,260

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – LONG-TERM LOAN (continued)

Future annual principal payments of the loan payable subsequent to March 31, 2011 are as follows:

Twelve months ending March 31,	Amount
2012	$197,866
2013	228,307
2014	213,087
Total	$639,260

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES FROM RELATED PARTIES

The Company leases a total of 7,529 square meters of land at its manufacturing site from Mr. Zhou Jiling and Mr. Zhou Taiping CEO and Director of the Company respectively. The annual lease payment commenced in April 2006 is RMB 94,861 (approximately $14,202). The lease expires on December 31, 2055. The present value of the total lease payments at inception was RMB 1,414,260 (approximately $214,574), which was calculated with a discount rate of 6.39%, a prevailing PRC long-term borrowing rate in April, 2006.

Future rental payments applicable to the above capital leases with remaining terms in excess of one year were as follows:

Twelve months ending March 31,	Capital lease payments
2012	$14,202
2013	14,202
2014	14,202
2015	14,202
2016	14,202
Thereafter	553,878
Total minimum lease payments	624,888
Less amount representing interest	413,524
Present value of net minimum lease payments	211,364
Less current obligation	932
Long-term obligations	$210,432

NOTE 10 – INCOME TAXES

Deferred tax assets and liabilities are recognized for differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. A valuation allowance is established to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.

As of March 31, 2011, the Company is governed by the Income Tax Law of the U.S. , the PRC and British Virgin Islands. However, pretax earnings of a foreign subsidiary are only subject to U.S. taxation when effectively repatriated. Since the Company intends to indefinitely reinvest all pretax earnings from its foreign subsidiaries, no earnings are taxable for United States income tax purpose.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – INCOME TAXES (continued)

According to China State Administration of Taxation in Qiyang County in Hunan Province, from September 1, 2006 to December 24, 2009, Hunan Xiangmei, the Company’s Chinese operating subsidiary was considered a foreign invested joint venture, which is entitled to a tax holiday of full (100%) income tax exemption for five years following by a 50% reduction in income tax for additional three years. In December 2009, Hunan Xiangmei was awarded as “a Leading Agricultural Enterprise in Hunan Province”, which entitles Hunan Xiangmei a full income tax exemption as long as the entity is in existence and the favorable tax policy to encourage agricultural-related business is in effect. As a result, Hunan Xiangmei had not incurred any income tax since its inception. All tax years since inception remain subject to examination by the tax authorities.

Xiangmei Food, established on December 23, 2010, also receives full income tax exemption from local tax authority of PRC as agricultural enterprise effectively on March 29, 2011 and will continue receive the income tax exemption as long as the favorable tax policy remains unchanged. Grain Wealth was incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, this entity is not subject to income taxes.

Value Added Tax

The Company is subject to value added tax (“VAT”) for manufacturing products including frozen foods and ice-cream. The applicable VAT tax rate is 17% for products sold in the PRC. The Company is exempt from paying VAT for sale of crops including glutinous rice, sesame and peanuts cultivated by the Company itself in accordance with VAT regulation in PRC. VAT payable in the PRC is charged on an aggregated basis at a rate of 17% on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of goods, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods in the same financial year. As of March 31, 2011 and June 30, 2010, the Company has accrued $222,925 and $127,714 of value-added tax.

NOTE 11 – DUE TO RELATED PARTY

On March 31, 2011 and June 30, 2010, the Company owed $0 and $7,305 (RMB 50,000) to Zhou Taiping, Director of the Company. From time to time, Zhou Taiping provided advances to the Company for working capital purposes. The advances were usually short-term in nature and bore interest similar to popular bank interest rates in the same period. On March 31, 2011, the Company has paid off all advances from Zhou Taiping. As of March 31, 2011 and June 30, 2010, the Company owed the accrued interest of $331,986 and $320,357 respectively.

As discussed in Note 9, the Company leases a total of 7,529 square meter of land as its manufacturing site from Zhou Jiling and Zhou Taipin, CEO and Director of the Company respectively. As of March 31, 2011 and June 30, 2010, the Company owed to Zhou Jiling and Zhou Taiping, CEO and Director of the Company respectively, current capital lease obligation and interest expense of $72,192 and $59,213, respectively.

NOTE 12 – COMMITMENTS

On September 23, 2009, the Company signed a contract with the Management Committee of Qiyang Industrial Development Zone to purchase land use rights as discussed in Note 6. Based on the contract, the Company is required to make investments worth at least RMB50, 000,000 (approximately $7.5 million), including equipment and construction of a building on the land within two years of the contract date.  If the Company’s total investments are below RMB 50,000,000, the Company is required make payments of additional RMB 80,000 per acre, totaling approximately four million RMB (approximately $0.6 million). As of March 31, 2011, the Company has spent approximately eight million dollars to construct the plant and deposit on equipment. The construction is expected to be completed by August 2011.

The Company entered into annual land lease agreements with farming cooperatives to cultivate various crops. As discussed in Note 5, the Company also entered in farmland development agreements with these farming cooperatives, which automatically extend the land lease term to 10 years. The annual land lease fee is RMB 150 yuan ($22) per Chinese Acre.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – COMMITMENTS (continued)

Future lease payments related to the land lease agreement is as follows:

Twelve months ending March 31,	Land lease payments
2012	$1,009,870
2013	1,525,296
2014	1,525,296
2015	1,525,296
2016	1,525,296
Thereafter	7,239,639
Total future lease payments	$14,350,693

On February 3, 2011, the Company entered into a consulting agreement with its Chinese Legal Consul. Pursuant to the agreement, the Company is obligated to pay the legal fee of approximately $60,882(RMB 400,000) if listed in any major US Stock Exchange in the future.

NOTE 13 – CONCENTRATION OF CREDIT RISKS

One customer accounted for approximately 10.2% of sales for the three months ended March 31, 2011.

NOTE 14 – PRODUCT LINE INFORMATION

Based on qualitative and quantitative criteria established by the accounting standard, “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

The Company’s net revenue and cost of goods sold by product lines for the nine months ended March 31, 2011 and 2010 are as follows:

Nine months ended March 31, 2011	Glutinous Rice and Glutinous Rice Powder	Frozen Rice Dumplings	Frozen Dumplings	Frozen Pasta	Ice Cream	Peanut and Sesame	Total
Net Revenues	12,258,163	7,192,149	4,204,110	2,639,115	2,035,922	2,788,005	$31,117,464

Cost of Sales	8,610,340	4,327,695	2,715,563	1,534,185	1,100,255	2,307,690	20,595,728

Gross Profit	3,647,823	2,864,454	1,488,547	1,104,930	935,667	480,315	10,521,736

Nine months ended March 31, 2010	Glutinous Rice and Glutinous Rice Powder	Frozen Rice Dumplings	Frozen Dumplings	Frozen Pasta	Ice Cream	Peanut and Sesame	Total
Net Revenues	7,675,106	5,231,685	2,634,451	2,532,535	2,218,696	1,974,550	$22,177,023

Cost of Sales	6,637,741	2,457,943	1,377,949	1,314,104	1,017,487	1,592,204	14,397,428

Gross Profit	1,037,365	2,773.742	1,256,502	1,218,431	1,111,209	382,346	7,779,595

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – PRODUCT LINE INFORMATION (Continued)

The Company’s net revenue and cost of goods sold by product lines for the three months ended March 31, 2011 and 2010 are as follows:

Three months ended March 31, 2011	Glutinous Rice and Glutinous Rice Powder	Frozen Rice Dumplings	Frozen Dumplings	Frozen Pasta	Ice Cream	Peanut and Sesame	Total
Net Revenues	5,798,233	3,374,013	2,127,369	985,797	201,290	-	$12,486,702

Cost of Sales	2,793,930	2,327,597	1,577,363	612,517	114,652	-	7,426,059

Gross Profit	3,004,303	1,046,416	550,006	373,280	86,638	-	5,060,643

Three months ended March 31, 2010	Glutinous Rice and Glutinous Rice Powder	Frozen Rice Dumplings	Frozen Dumplings	Frozen Pasta	Ice Cream	Peanut and Sesame	Total
Net Revenues	2,832,710	2,723,590	1,282,496	1,526,163	566,001	230,831	$9,161,791

Cost of Sales	2,424,535	1,318,654	704,926	815,133	298,726	246,753	5,808,727

Gross Profit	408,175	1,404,936	577,570	711,030	267,275	(15,922)	3,353,064

NOTE 15- STOCKHOLDERS' EQUITY

Common stock:

Immediately prior to the Share Exchange, the Company had 1,000,000 shares of its Common Stock issued at $0.001 per share.

In connection with the Share Exchange Agreement, the Company issued to Grain Wealth an aggregate of 9,200,000 shares of the common stock of the Company, at par value of $0.001 per share, so that upon completion of the Share Exchange, the shareholder of Grain Wealth own approximately 92% of the fully diluted outstanding shares of the Company prior to the issuance of the shares to the investors.

On January 28, 2011, In connection with the closing of the Share Exchange, the Company’s then Chief Executive Officer and Principal Accounting Officer Zengxing Chen cancelled 700,000 shares of the Common Stock that he owned, and resigned from our board of directors (the “Board”) and all officer positions that he held. Accordingly, The Company  appointed Taiping Zhou as the Chairman of the Board and Xiaohui Wu and Jiling Zhou as members of the Board, and the Company also appointed Taiping Zhou as their Chief Executive Officer.

In connection with the Share Exchange Agreement, the Company issued an aggregated of 500,000 shares of its Common Stock as compensation for legal and consulting services rendered.

Immediately after the  Share Exchange, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with four investors (the “Investors”) for the issuance and sale in a private placement of 1,057,450 shares of Common Stock, for aggregate gross proceeds of $3,782,393 (including sales commission of $264,663) at a per share purchase price of $3.5769 (the “Private Placement”).

Upon completion of the Merger and the above mention private placement, there were 11,057,450 shares of the Company’s common stock issued and outstanding.

As a result of the share exchange and reverse merger, the equity account of the Company, prior to the share exchange date, has been retroactively restated so that the ending outstanding share balance as of the share exchange date is equal to the number of post share-exchange shares

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15- STOCKHOLDERS' EQUITY (continued)

Warrants:

On January 28, 2011, in connection with the private placement and pursuant to the Securities Purchase Agreement, the Company issued warrants to the exclusive placement agent to purchase up to 105,745 shares of common stock, with exercise price was $4.29 per share, exercisable within 5 years of the date of issue.

The Company has determined that the warrants do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a liability. The exercise price of the warrant is subject to adjustments under certain circumstances. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 124.12%, risk free interest rate 1.92% and expected term of five years. The fair value of those warrants at the grant date was calculated at $ 313,005 which was recorded and reduced additional paid in capital. There is no material change for the fair value of these warrants since the grant date .

Following is a summary of the status of warrants activities as of March 31, 2011:

		Weighted	Average
	Warrants	Average	Remaining Life	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value

Outstanding, January 1, 2011	-	-	-	-
Granted	105,745	$4.29	5	-

Outstanding, March 31, 2011	105,745	$4.29	5	-

Statutory reserves:

The Company’s Chinese subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Hunan Xiangmei’s registered capital is $1,207,729 (RMB10,000,000). Hunan Xiangmei reserved up to 50% of the entities’ register capital (in RMB) during the nine months ended March 31, 2011.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16- EARNINGS PER SHARE

The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805. ASC 805 states that in calculating the weighted average shares when a reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period will be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

As of March 31, 2011, the Company had outstanding warrants to acquire 105,745 shares of common stock, with an exercise price of $4.29. As of March 31, 2011, all the outstanding warrants were considered anti-dilutive and were not included in the weighted average shares-diluted calculation using the treasury stock method.

NOTE 17 – SUBSEQUENT EVENTS

On April 27, 2011, the Company borrowed $761,023 (RMB5,000,000) from Qiyang branch of Industrial and Commercial Bank of China. The annual interest is 6.66255%. The due date is April 18, 2012.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the financial condition and results of operation of China New Greenfood Co., Ltd for the three and nine months ended March 31, 2011 and 2010 should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

China New Greenfood Co. Ltd. (the “Company”), formerly known as Newera Technology Development Co., Ltd, was incorporated in Nevada on April 17, 2009 under the name of Newera Technology Development Co., Ltd.

On January 28, 2011, the Company entered into a Share Exchange Agreement with Grain Wealth Limited, a British Virgin Islands company (“Grain Wealth”) and acquired all of the outstanding capital stock of Grain Wealth.

In connection with the Share Exchange Agreement, the Company issued to Grain Wealth an aggregate of 9,200,000 shares of the common stock of the Company, at par value of $0.001 per share, so that upon completion of the Share Exchange, the shareholder of Grain Wealth owned approximately 92% of the fully diluted outstanding shares of the Company prior to the issuance of the shares to the investors. Accordingly, Grain Wealth became the wholly owned subsidiary of the Company.

Immediately prior to the Share Exchange, the Company had 1,000,000 shares of our Common Stock issued and outstanding. On January 28, 2011, In connection with the closing of the Share Exchange, the Company’s then Chief Executive Officer and Principal Accounting Officer Zengxing Chen cancelled 700,000 shares of the Common Stock that he owned, and resigned from our board of directors (the “Board”) and all officer positions that he held. Following such resignation, the Company appointed Taiping Zhou as the Chairman of the Board and Xiaohui Wu and Jiling Zhou as members of the Board, and the Company also appointed Taiping Zhou as their Chief Executive Officer.

In connection with the Share Exchange Agreement. The Company issued an aggregated of 500,000 shares of the their Common Stock as compensation for legal and consulting services rendered. The issuance of such securities was exempt from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Immediately after the  Share Exchange, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with four investors (the “Investors”) for the issuance and sale in a private placement of shares of Common Stock, for aggregate gross proceeds of $3,782,393 at a per share purchase price of $3.5769 (the “Private Placement”).

In connection with the private placement and pursuant to the Securities Purchase Agreement, the placement agent and advisors received the following compensation: (i) 7% of the gross proceeds received from the sale of the Securities $264,663 as a placement commission; (ii) warrants to purchase up to 105,745 shares of Common Stock with the same term of the warrants issued to investors.

Subsequently, on April 1, 2011, the Company’s name  was changes from “Newera Technology Development Co., Ltd” to Chine New Greenfood Co., Ltd” in order to more effectively reflect the Company’s business and communicated the Company’s brand identity to customers.

The above mentioned merger transaction has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Grain Wealth is treated as the continuing entity for accounting purposes.

Grain Wealth Limited is a limited liability company organized under the laws of the British Virgin Island (the “Grain Wealth”) on September 8, 2010.  Grain Wealth owns 100% of the issued and outstanding capital stock of Qiyang County Xiangmei Food Technical Research and Development Co., Ltd. (“Xiangmei Food”), a wholly foreign-owned enterprise (“WFOE”) with limited liability, incorporated under the People’s Republic of China (the “PRC”) on December 23, 2010.  Xiangmei Food has entered into a series of contractual agreements with the owner of Hunan Xiangmei Food Co., Ltd. (“Hunan Xiangmei”).

Hunan Xiangmei is a limited liability company formed under laws of the PRC on March 27, 2006, with a total registered capital of RMB 10 million (approximate to $1.2 million), contributed by two individual shareholders, Mr. Wu YaoTian and Mr. Zhou Taiping. On December 24, 2009, Mr. Wu YaoTian transferred all of his ownership interest to Mr. Zhou Taiping, the Chairman of Hunan Xiangmei, and Mr. Zhou became the sole owner of Hunan Xiangmei, which is engaged in the business of growing, processing and distributing glutinous rice and other consumer food products such as frozen stuffed dumplings and ice cream products in the PRC.

On December 23, 2010, Xiangmei Food entered into a series of contractual arrangements with Hunan Xiangmei.  These contractual agreements require the pledge of Mr. Zhou’s equity interests in Hunan Xiangmei to Xiangmei Food. At any time during the agreement period, Xiangmei Food has exclusive rights to acquire any portion of the equity interests of Hunan Xiangmei. In addition, Xiangmei Food has sole discretion to appoint directors of Hunan Xiangmei and is entitled to certain management fees from Hunan Xiangmei.

Under these contractual arrangements, which obligate Xiangmei Food to absorb a majority of the risk of loss from Hunan Xiangmei’s activities and entitle it to receive a majority of its residual returns, Xiangmei Food has gained effective control over Hunan Xiangmei. Through these contractual arrangements, Xiangmei Food now holds the variable interests of Hunan Xiangmei, and Xiangmei Food becomes the primary beneficiary of Hunan Xiangmei. Based on these contractual arrangements, Hunan Xiangmei is considered as a Variable Interest Entity (“VIE”)  under ASC 810, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51", because the equity investor in Hunan Xiangmei no longer has the characteristics of a controlling financial interest. Accordingly, Hunan Xiangmei should be consolidated under ASC 810.

On March 23, 2011, Qiyang Xiangmei Food Technical and Development Co., Ltd ("Xiangmei Food") entered into a Share Exchange Agreement with Qiyang Honghui Agricultural Technoloical and Development Co., Ltd. ("Honghui") to purchase 100% of shares of Honghui for a price of $15,225(R MB100,000).  As a result of the Share Exchange, Honghui is a 100% owned subsidiary of Xiangmei Food.

Grain Wealth is effectively controlled by the sole stockholder of Hunan Xiangmei, Mr. Zhou Taiping, and Grain Wealth has 100% equity interest in Xiangmei Food as of March 31, 2010. Therefore, Xiangmei Food and Hunan Xiangmei are considered under common control. The consolidation of Xiangmei Food and Hunan Xiangmei has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between Xiangmei Food and Hunan Xiangmei had become effective as of the beginning of the first period presented in the accompanying condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to doubtful accounts receivables, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements for the three and nine months ended March 31, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Variable Interest Entities

Pursuant to accounting standards generally accepted in the U.S., we are required to include in our condensed consolidated financial statements the accounts of variable interest entities (“VIEs”). VIEs are consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

HuNan Xiangmei is considered a VIE, and we are the primary beneficiary. We conduct our operations in the PRC through our indirect PRC subsidiary HuNan Xiangmei. On December 23, 2010, we entered into agreements with HuNan Xiangmei pursuant to which we shall receive 100% of HuNan Xiangmei’s net income. In accordance with these agreements, HuNan Xiangmei shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, Xiangmei Food.

The accounts of HuNan Xiangmei are included in the accompanying condensed consolidated financial statements. As a VIE, HuNan Xiangmei sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of HuNan Xiangmei’s net income, and its assets and liabilities are included in our condensed consolidated balance sheets. The VIEs do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in HuNan Xiangmei that requires consolidation of HuNan Xiangmei’s accounts with our condensed consolidated financial statements.

Accounts receivable

We have a policy of providing for possible uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As a basis for estimating the likelihood of collection, we consider a number of factors when determining reserves for uncollectable accounts. We believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2011 and June 30, 2010, the management has determined that no allowance were required. If we determined that allowances were necessary for 1% of our accounts receivable, our net income for the three  months ended March 31, 2011 and 2010 would have decreased by $20,212 and $ 20,428 respectively. Our earnings per share for the three months ended March 31, 2011 and 2010 would have decreased by approximately $0.002, and $0.002 per share respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.  At March 31, 2011 and June 30, 2010, no reserve was required. If we determined that reserves were necessary for 1% of our inventory, our net income and earnings per share for the three months ended March 31, 2011 and 2010 would have decreased by $ 37,210 and $ 29,355 respectively. Our earnings per share for the three months ended March 31, 2011 and 2010 would have decreased by approximately $0.004 and $0.004 per share respectively.

Land use rights under capital lease

There is no private ownership of land in the PRC. All land in the PRC is owned by the government and cannot be sold to any individual or company. The government grants a land use right that permits the holder of the land use right to use the land for a specified period. Our land use rights were granted with a term of 50 years. Any transfer of the land use right requires government approval. We have recorded as an intangible asset under capital lease for the amount of the present value of total payment made to the leasor. The land use rights are amortized on the straight-line method over the lease terms.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of glutinous products and other food upon shipment and transfer of title.

Income taxes

We are governed by the Income Tax Law of the United States, the PRC and British Virgin Islands. Income taxes are accounted for pursuant to accounting standards, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

According to China State Administration to Taxation in Qiyang County in Hunan Province, from June 1, 2006 to December 24, 2009, the Company is qualified as a foreign invested joint venture, which qualified for an income tax waiver in the first five years as well as obtaining a one half income tax waiver for the following three years. According to China State Administration to Taxation in Qiyang County in Hunan Province, because the Company was awarded as a “Leading Agricultural Enterprise in Hunan Province” and invested in Qiyang Industrial Development Zone, starting from December 24, 2009, the Company continues to enjoy the income waiver. As a result, the Company had not incurred any income tax since its inception. All tax years since inception remain subject to examination by the tax authorities.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, which may have a material adverse effect on the price of our stock.

RESULTS OF OPERATIONS

Results of Operations for the nine months ended March 31 , 2011 Compared to the nine months ended March 31, 2010

The following tables set forth key variance in our results of operations for the periods indicated, in dollars and percents, and key components of our revenue for the period indicated, in dollars.

Revenues. For the nine months ended March 31, 2011, we had net revenues of $31,117,464, as compared to net revenues of $22,177,023 for the nine months ended March 31, 2010, an increase of approximately 43.1%. The increase in net revenue was mainly attributable to rising sale prices, strong demand and continuous marketing efforts as further explained below.

Revenues by product line are as follows:

Sales Revenue	For the Nine months	For the Nine months	Increase	Percentage
	ended March	ended March	(Decrease)	Change
	31, 2011	31, 2010
Frozen Rice Dumplings	$7,192,149	$5,231,685	$1,960,464	37.5%
Frozen Dumplings	4,204,110	2,634,451	1,569,659	59.6%
Frozen Pasta	2,639,115	2,532,535	106,580	4.2%
Ice Cream	2,035,922	2,128,696	(92,773)	-4.4%
Sesame	854,867	622,813	232,054	37.3%
Peanuts	1,933,137	1,351,736	581,401	43.0%
Glutinous Rice	6,593,958	7,675,107	(1,081,149)	-14.1%
Glutinous Rice Grain	5,664,206	-	5,664,206	N/A
Total net revenues	$31,117,464	$22,177,023	$8,940,442	43.1%

The increase in revenues from the sale of frozen rice dumplings was mainly attributable to our substantial increase in sales volume. For the nine months ended March 31, 2011, the average sales volume is approximately 6,252,973 kg, as compared to the sale volume of approximately 4,687,256 kg for the nine months ended March 31, 2010, an increase of approximately 33.4%. The increase in sale volume was mainly attributable to increasing production capacity and consistent marketing efforts. In addition to the existing production line, the Company added a new rice dumplings product line and a cooling tunnel in early 2010 which contributed to increasing capacity in fiscal 2011. The Company is engaged in the cultivation of glutinous rice. Glutinous rice is then processed to make glutinous rice flour, which are the major raw materials used in producing rice dumplings. Being able to supply its own major raw material is a great advantage to other competitors in the market as glutinous rice flour prices and qualities vary from time to time. Hence, the Company made consistent efforts in marketing frozen rice dumplings. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. However, due to the addition of a new line of low-priced rice dumplings in the three months ended March 31, 2011, the average sale price only increased slightly. The unit sales price increased to approximately $1.15 per kg for the nine months ended March 31, 2011 from 1.12 per kg for the nine months ended March 31, 2010.

The increase in revenues from the sale of frozen dumplings was mainly attributable to our substantial increase in sales volume. For the nine months ended March 31, 2011, the sales volume is approximately 3,692,351 kg, as compared to the sale volume of approximately 2,354,967 kg for the nine months ended March 31, 2010, an increase of approximately 56.8%. The increase in sale volume was attributable to sustained marketing efforts. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. However, due to the addition of a new line of low-priced dumplings in the three months ended March 31, 2011, the average sale price only increased slightly. The unit sales price increased to approximately $1.14 per kg for the nine months ended March 31, 2011 from 1.12 per kg for the nine months ended March 31, 2010.

Frozen pasta mainly includes frozen steamed bread and noodles. The increase in revenues from the sale of frozen pasta was attributable to increase in sales prices, partially offset by a slight decrease in sales volume from the nine months ended March 31, 2010 to the nine months ended March 31, 2011. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. The unit sales price increased 9.7% to approximately $1.11 per kg for the nine months ended March 31, 2011 from 1.01 per kg for the nine months ended March 31, 2010. The rise in sale price led to a decline in sale volume. For the nine months ended March 31, 2011, the sales volume is approximately 2,378,413 kg, as compared to the sale volume of approximately 2,504,735 kg for the nine months ended March 31, 2010, a decrease of approximately 5.0%. The decline in sale volume occurred mainly in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Although the sale volume declined slightly in the three months ended March 31, 2011, we believe the decline, as a reasonable market reaction to sale price increase, is short-term in nature.

The decrease in revenues from the sale of ice cream was mainly attributable to decrease in sales volume, as a result of increase in sale price starting in January 2011. Starting from January 2011, we began to implement stricter quality control on ice cream production and incurred higher cost. The raw material cost also continued to grow. In response to higher quality control cost and increasing raw material cost, we raised our sale price in the nine months ended March 31, 2011. The unit sales price increased 3.7% to approximately $0.61 per kg for the nine months ended March 31, 2011 from 0.59 per kg for the nine months ended March 31, 2010. The rise in sale price led to a decline in sale volume. For the nine months ended March 31, 2011, the sales volume is approximately 3,347,346 kg, as compared to the sale volume of approximately 3,628,649 kg for the nine months ended March 31, 2010, a decrease of approximately 7.8%. The decline in sale volume occurred mainly in the three months ended March 31, 2011 as compared to the nine months ended March 31, 2010. Although the sale volume declined slightly in the nine months ended March 31, 2011, we believe the decline, as a reasonable market reaction to sale price increase, is short-term in nature.

We cultivate glutinous rice, sesame and peanuts. Each year, we lease farmland by signing contracts with local farmers. We then selects seeds, purchases fertilizers, makes improvements on the farmland, hires labor, and harvests glutinous rice, sesame and peanuts by ourselves.

In the nine months ended March 31, 2010, we sold both glutinous rice and glutinous rice grain to meet customers’ demands as compared to the sale of glutinous rice only in the nine months ended March 31, 2010. As a result, the sale revenue of glutinous rice decreased, while the sale revenue of glutinous rice grain increased dramatically. For the nine months ended March 31, 2011, the sales volume of glutinous rice is approximately 13,174,700 kg, as compared to the sale volume of approximately 15,825,414 kg for the nine months ended March 31, 2010. For the nine months ended March 31, 2011, the sales volume of glutinous rice grain is approximately 10,955,989 kg, as compared to no sale for the nine months ended March 31, 2010, an increase of 10,955,989 kg. Usually we are able to obtain approximately 0.65 kilogram of glutinous rice by threshing a kilogram of glutinous rice grain, Hence, the total sale volume of both glutinous rice and glutinous rice grain increased from the nine months ended March 31, 2010 to the same period in 2011. The increase in sale volume is mainly attributable to increasing yield as a result of leasing more farmland from local farmers. In 2010, we leased glutinous rice farmland of approximately 32,864 Acre, as compared with approximately 26,563 Acre in 2009. Although the glutinous rice and glutinous rice grain price continuously grown in China, we were unable to raise our sales price in 2010 based on fixed price one-year sales contracts with our customers in 2010.  During the three months ended March 31, 2011, due to the expiration of the sale contracts in 2010, we were able to raise the sale price of glutinous rice and glutinous rice grain significantly.

The increase in revenues from the sale of sesame was mainly attributable to our substantial increase in capacity from the nine months ended March 31, 2010 to the nine months ended March 31, 2011. For the nine months ended March 31, 2011, the average sales volume is approximately 478,245 kg, as compared to the sale volume of approximately 349,772 kg for the nine months ended March 31, 2010, an increase of approximately 36.7%. The increase in sale volume is mainly attributable to increasing yield as a result of leasing more sesame farmland from local farmers. Due to the fixed price one-year sales contracts signed with our customers in 2010, we were unable to raise our sales price. The unit sales price increased 0.4% to approximately $1.79 per kg for the nine months ended March 31, 2011 from 1.78 per kg for the nine months ended March 31, 2010.

The increase in revenues from the sale of peanuts was mainly attributable to our substantial increase in capacity from the nine months ended March 31, 2010 to the nine months ended March 31, 2011. For the nine months ended March 31, 2011, the average sales volume is approximately 1,719,136 kg, as compared to the sale volume of approximately 1,220,523 kg for the nine months ended March 31, 2010, an increase of approximately 40.9%. The increase in sale volume is mainly attributable to increasing yield as a result of leasing more peanuts farmland from local farmers. Due to the fixed price one-year sales contracts signed with our customers in 2010, we were unable to raise our sales price. The unit sales price increased 1.5% to approximately $1.12 per kg for the nine months ended March 31, 2011 from 1.11 per kg for the nine months ended March 31, 2010.

Cost of sales. Cost of sales increased by $6,198,300, or 53%, from $14,397,428 for the nine months ended March 31, 2010 to $20,595,728 for the nine months ended March 31, 2011. The increase in cost of goods sold is mainly attributed to both the increase in sales volume, as described in the above and increase in raw material cost.

Gross profit and gross margin. Our gross profit was $ 10,521,736 for the nine months ended March 31, 2011 as compared to $7,779,595 for the nine months ended March 31, 2010 representing gross margins of 33.8% and 35.1%, respectively. The decrease in our gross profit margin percentage was mainly attributable to faster increase in raw material costs than sales prices.

Gross margin percentages by product line are as follows:
	For the Nine months March 31 , 2011	For the Nine months March 31 , 2010
Frozen Rice Dumplings	39.8%	53.0%
Frozen Dumplings	35.4%	47.7%
Frozen Pasta	41.9%	48.1%
Ice Cream	46.0%	52.2%
Sesame	18.9%	21.0%
Peanuts	16.5%	18.6%
Glutinous Rice	11.2%	13.5%
Glutinous Rice Grain	51.4%	N/A

Overall gross profit %	33.8%	35.1%

The gross profit margin percentage of frozen rice dumplings decreased to 39.8% for the nine months ended March 31, 2010 from 53.0% for the nine months ended March 31, 2010. The price of raw material used in producing rice dumplings such as glutinous rice flour and sugar experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise our sales price as fast as our costs during the nine months ended March 31, 2011.

The gross profit margin percentage of frozen dumplings decreased to 35.4% for the nine months ended March 31, 2011 from 47.7% for the nine months ended March 31, 2010. The price of raw material used in producing rice dumplings such as flour and pork experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise its sales price as fast as our costs during the nine months ended March 31, 2011.

The gross profit margin percentage of frozen pasta decreased to 41.9% for the nine months ended March 31, 2010 from 48.1% for the nine months ended March 31, 2010. The price of raw material used in producing pasta such as flour experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise our sales price as fast as our costs during the nine months ended March 31, 2011.

The gross profit margin percentage of ice cream decreased to 46.0% for the nine months ended March 31, 2011 from 52.2% for the nine months ended March 31, 2010. We sold more lower-priced ice cream, which has lower profit margin in the nine months ended March 31, 2011.

The gross profit margin percentage of sesame and peanuts decreased to 18.9% and 16.5% respectively for the nine months ended March 31, 2011 from 21.0% and 18.6%, respectively for the nine months ended March 31, 2010. We usually signed sales contracts of our self-cultivated agricultural crops such as sesame and peanuts early calendar year and delivered crops soon after being harvested. After signing the contract, we usually were not allowed to adjust our sales prices within a year. In 2010, our cultivation cost including fertilizer and labor cost all increased due to inflation in the PRC. However, due to signed sales contracts, we were unable to raise our sales price at the same pace of its rising costs in 2010. We sold the majority of our sesame and peanuts in 2011.

The gross profit margin percentage of glutinous rice decreased to 11.2% for the nine months ended March 31, 2011 from 13.5% for the nine months ended March 31, 2010, while the gross profit margin of glutinous rice grain is about 51.4%. As described in the above, we were unable to raise glutinous rice sale price due to the fixed price one-year sale contracts in 2010. In the three months ended March 31, we renewed our sales contracts and were able to raise sales prices of our glutinous rice and glutinous rice grain significantly.

Selling expenses. Selling expenses were $1,486,694 and $1,092,840 for the nine months ended March 31, 2011 and 2010, respectively. Selling expenses consisted of the following:

	For the Nine Months Ended	For the Nine Months Ended	Percent
	March 31 , 2011	March 31 , 2010	Increase/(decrease)
Shipping and handling	$844,754	$638,063	32.4%
Compensations and related benefits	270,289	119,890	125.4%
Advertising and promotion	110,090	107,490	2.4%
Depreciation	24,915	20,769	20.0%
Office expense	83,377	73,569	13.3%
Others	153,269	133,059	15.2%
Total	$1,486,694	$1,092,840	36.0%
selling expense as % of revenues	4.8%	4.9%

☐	Shipping and handling increased by $206,691 or 32.4% due to the increase in our sales volume, which demands more shipping and handling services.

☐	Compensation and related benefits increased by $150,399 or 125.4% mainly due to change of salesperson compensation policy in the three months ended March 31, 2011.

☐	Advertising and promotion expense increased by $2,600 or 2.4% which was attributed to the increased sales efforts in exploring the market.

☐	Depreciation expense increased by $4,146 or 20.0% due to addition to fixed assets.

☐	Office expense increased by $9,808 or 13.3% due to expansion of sales team.

☐	Other includes entertainment, vehicles expense and utilities. These variable expenses usually increased as the sales revenue increases.

General and administrative expenses. General and administrative expenses amounted to $ 1,098,492 for the nine months ended March 31, 2011, as compared to $799,731 for the same period in 2010, an increase of $298,761 or 37.4%. General and administrative expenses consisted of the following:

	For the Nine Months Ended	For the Nine Months Ended	Percent
	March 31 , 2011	March 31 , 2010	Increase/decrease
Compensation and related benefits	$283,040	$206,219	37.3%
Depreciation	213,079	197,688	7.8%
Office expense	72,639	64,130	13.3%
Amortization expense	3,224	3,150	2.4%
Professional service	150,000	-	N/A
Others	376,510	328,544	14.6%
Total	$1,098,492	$799,731	37.4%

General and administrative expense as % of revenue	3.5%	3.6%

☐	Compensation and related benefits increased by $ 76,821 or 37.3% due to an increase in the number of employees.

☐	Depreciation expense increased by $ 15,391 or 7.8% due to the increase in fixed assets such as computers.

☐	Amortization expense increased by $75 or 2.4% due to exchange rate variance. The amortization in RMB is consistent over periods.
☐	Office expense increased by $ 8,509 or 13.3% due to expansion of administration team.
☐	Professional service expense increased by $150,000. It consists of common stocks worth $120,000 to legal consuls of the reverse merger and $30,000 to legal consul and auditor after reverse merger.
☐
Other general and administrative expenses increased by $ 47,966 or 14.6%. It mainly includes utilities, repairs, telecommunication, conference expense and certain low-value material. These expenses increased as we grew.

Income from operations. For the nine months ended March 31, 2011, income from operations was $ 7,936,550, as compared to $ 5,887,024 for the nine months ended March 31 , 2010, an increase of $ 2,049,526  or 34.8%.

Other income (expenses). For the nine months ended March 31, 2011, other expense amounted to $275,811 as compared to other expenses of $133,807 for the same period in 2010. For the nine months ended March 31, 2011 and 2010, other income (expense) included:

☐
Interest expense increased by $65,926 or 21.6%. During the nine months ended March 31, 2011, we incurred more interest mainly attributed to more bank loans. As of March 31, 2011, the Company had bank loan balance of $9,451,911 as compared to approximately $5,779,455 at March 31, 2010.

☐
Non-operational income decreased by $77,083or 46.2%. Non-operational income consists of government subsidy to the Company as a financial support to agricultural enterprise. The amount varies period by period at the local government’s discretion.

Income tax expense. The Company enjoyed an income tax exemption as an agricultural related business.

Net income. As a result of the factors described above, our net income for the nine months ended March 31, 2011 was $ $7,660,739, or $ 0.80 per share (basic and diluted). For the nine months ended March 31, 2010, we had net income of $5,732,217 or $0.63 per share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $707,273 for the nine months ended March 31, 2011 as compared to $ (19,461) for the same period in 2010. The significant variance in foreign currency translation gain is caused by accelerating appreciation of RMB against US dollar during the nine months ended March 31, 2011 as compared to the same period in 2010.  This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the nine months ended March 31, 2010, comprehensive income of $8,368,012 is derived from the sum of our net income of $ $7,660,739 plus foreign currency translation gains of $ 707,273.

Results of Operations for the Three months ended March 31, 2011 Compared to the Three months ended March 31, 2010

Revenues. For the three months ended March 31, 2011, we had net revenues of $12,486,702, as compared to net revenues of $9,161,791 for the three months ended March 31, 2010, an increase of approximately 36.3%. The increase in net revenue was attributable to rising sale prices, strong demand and continuous market efforts as further explained below.

Revenues by product line are as follows:

Sales Revenue	For the Three Months	For the Three Months	Increase	Percentage
	ended March	ended March	(Decrease)	Change
	31, 2011	31, 2010
Frozen Rice Dumplings	$3,374,013	$2,723,590	$650,423	23.9%
Frozen Dumplings	2,127,369	1,282,496	844,873	65.9%
Frozen Pasta	985,797	1,526,163	(540,366)	35.4%
Ice Cream	201,290	566,001	(364,712)	-64.4%
Sesame	-	76,132	(76,132)	-100.0%
Peanuts	-	154,699	(154,699)	-100.0%
Glutinous Rice	235,762	2,832,710	(2,596,948)	-91.7%
Glutinous Rice Grain	5,562,471	-	5,562,471	N/A

Total net revenues	$12,486,702	$9,161,791	$3,324,912	36.3%

The increase in revenues from the sale of frozen rice dumplings was mainly attributable to our substantial increase in sales volume. For the three months ended March 31, 2011, the sales volume is approximately 2,811,748 kg, as compared to the sale volume of approximately 2,320,354 kg for the three months ended March 31, 2010, an increase of approximately 21.2%. The increase in sale volume was mainly attributable to increasing production capacity and consistent marketing efforts. In addition to the existing production line, the Company added a new rice dumplings product line and a cooling tunnel in early 2010, which contributed to increasing capacity in fiscal 2011. The Company is engaged in the cultivation of glutinous rice. Glutinous rice is then processed to make glutinous rice flour, which are the major raw materials used in producing rice dumplings. Being able to supply its own major raw material is a great advantage to other competitors in the market as glutinous rice flour prices and qualities vary from time to time. Hence, the Company made consistent efforts in marketing frozen rice dumplings. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. However, due to the addition of a new line of low-priced rice dumplings in the three months ended March 31, 2011, the average sale price only increased slightly. The unit sales price increased to approximately $1.20 per kg for the three months ended March 31, 2011 from 1.17 per kg for the three months ended March 31, 2010.

The increase in revenues from the sale of frozen dumplings was mainly attributable to our substantial increase in sales volume. For the three months ended March 31, 2011, the sales volume is approximately 1,885,194 kg, as compared to the sale volume of approximately 1,127,526 kg for the three months ended March 31, 2010, an increase of approximately 67.2%. The increase in sale volume was attributable to sustained marketing efforts. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. However, due to the addition of a new line of low-priced dumplings in the three months ended March 31, 2011, the average sale price actually decreased slightly. The unit sales price decreased to approximately $1.13 per kg for the three months ended March 31, 2011 from 1.14 per kg for the three months ended March 31, 2010.

Frozen pasta mainly includes frozen steamed bread and noodles. The decrease in revenues from the sale of frozen pasta was attributable to decrease in sales volume, as a result of an increase in sales prices from the three months ended March 31, 2010 to the three months ended March 31, 2011. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. The unit sales price increased 27.0% to approximately $1.32 per kg for the nine months ended March 31, 2011 from $1.04 per kg for the nine months ended March 31, 2010. The rise in sale price leaded to a decline in sale volume. For the three months ended March 31, 2011, the sales volume is approximately 747,938 kg, as compared to the sale volume of approximately 1,470,677 kg for the three months ended March 31, 2010, a decrease of approximately 49.1%. The decline in sale volume occurred mainly in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Although the sale volume declined slightly in the three months ended March 31, 2011, we believe the decline, as a reasonable market reaction to sale price increase, is short-term in nature.

The decrease in revenues from the sale of ice cream was mainly attributable to decrease in sales volume, as a result of increase in sale price starting in January 2011. Starting from January 2011, we began to implement stricter quality control on ice cream production and incurred higher cost. The raw material cost also continued to grow. In response to higher quality control cost and increasing raw material cost, we raised our sale price in the three months ended March 31, 2011. The unit sales price increased 13.3% to approximately $0.67 per kg for the three months ended March 31, 2011 from $0.60 per kg for the three months ended March 31, 2010. The rise in sale price leaded to a decline in sale volume. For the three months ended March 31, 2011, the sales volume is approximately 298,285 kg, as compared to the sale volume of approximately 950,225 kg for the nine months ended March 31, 2010, a decrease of approximately 68.6%.  The decline in sale volume occurred mainly in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Although the sale volume declined slightly in the three months ended March 31, 2011, we believe the decline, as a reasonable market reaction to sale price increase, is short-term in nature.

We cultivate glutinous rice, sesame and peanuts. Each year, we lease farmland by signing contracts with local farmers. We then selects seeds, purchases fertilizers, makes improvements on the farmland, hires labor, and harvests glutinous rice, sesame and peanuts by itself.

In the three months ended March 31, 2010, we sold both glutinous rice and glutinous rice grain to meet customers’ demands as compared to the sale of glutinous rice only in the nine months ended March 31, 2010. As a result, the sale revenue of glutinous rice decreased, while the sale revenue of glutinous rice grain increased dramatically. For the three months ended March 31, 2011, the sales volume of glutinous rice is approximately 258,314kg, as compared to the sale volume of approximately 5,797,405kg for the three months ended March 31, 2010, a decrease of 5,539,091kg. For the three months ended March 31, 2011, the sales volume of glutinous rice grain is approximately 10,614,987kg, as compared to no sale for the three months ended March 31, 2010, an increase of 10,614,987 kg. Usually we are able to obtain approximately 0.65 kilogram of glutinous rice by threshing a kilogram of glutinous rice grain, Hence, the total sale volume of both glutinous rice and glutinous rice grain increased from the three months ended March 31, 2010 to the same period in 2011. The increase in sale volume is mainly attributable to increasing yield as a result of leasing more farmland from local farmers. In 2010, we leased glutinous rice farmland of approximately 32,864 Acre, as compared with approximately 26,563 Acre in 2009. Although the glutinous rice and glutinous rice grain price continuously grew in China, we were unable to raise our sales price in 2010 based on fixed price one-year sales contracts with our customers in 2010.  During the three months ended March 31, 2011, due to the expiration of the sale contracts in 2010, we were able to raise the sale price of glutinous rice and glutinous rice grain significantly. The unit sale price of glutinous rice increased from $0.49 per kg for the three months ended March 31, 2011 to $0.91 per kg for the three months ended March 31, 2010.

For the three months ended March 31, 2011, the sesame and peanuts sales volume are approximately 45,329 kg and 206,923 kg respectively, as compared to no sales for the three months ended March 31, 2010.  As we had sold out sesame and peanuts cultivated in 2010 by the end of 2010, we had no inventory and had not sold any sesame and peanuts in the three months ended March 31, 2011.

Cost of sales. Cost of sales increased by $ 1,617,332, or 28%, from $ 5,808,726 for the three months ended March 31, 2010 to $ 7,426,059 for the three months ended March 31, 2011. The increase in cost of goods sold is attributed to both the increase in sales volume, as described in the above and increase in raw material cost.

Gross profit and gross margin. Our gross profit was $ 5,060,643 for the three months ended March 31, 2011 as compared to $ 3,353,064 for the three months ended March 31, 2010 representing gross margins of 40.5% and 36.6%, respectively. The decrease in our gross profit margin percentage was mainly attributable to increasing costs of raw material.

Gross margin percentages by product line are as follows:
	For the Three Months March 31, 2011	For the Three Months March 31, 2010
Frozen Rice Dumplings	31.0%	51.6%
Frozen Dumplings	25.9%	45.0%
Frozen Pasta	37.9%	46.4%
Ice Cream	43.0%	47.2%
Sesame	-	17.7%
Peanuts	-	19.0%
Glutinous Rice	43.1%	14.4%
Glutinous Rice Grain	52.2%	N/A

Overall gross profit %	40.5%	36.6%

The gross profit margin percentage of frozen rice dumplings decreased to 31.0% for the three months ended March 31, 2011 from 51.6% for the three months ended March 31, 2010. The price of raw material used in producing rice dumplings such as glutinous rice flour and sugar experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise our sales price as fast as our costs during the three months ended March 31, 2011.

The gross profit margin percentage of frozen dumplings decreased to 25.9% for the three months ended March 31, 2011 from 45.0% for the three months ended March 31, 2010. The price of raw material used in producing dumplings such as flour and pork experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise our sales price as fast as our costs during the three months ended March 31, 2011.

The gross profit margin percentage of frozen pasta decreased to 37.9% for the three months ended March 31, 2011 from 46.4% for the three months ended March 31, 2010. The price of raw material such as flour experienced continuous rise. Although we were able to pass some of increasing cost to consumers, we could not raise its sales price as fast as our costs during the three months ended March 31, 2011.

The gross profit margin percentage of glutinous rice increased to 43.1% for the nine months ended March 31, 2011 from 14.4% for the nine months ended March 31, 2010. We usually signed sales contracts of our self-cultivated agricultural crops such as sesame, peanuts and glutinous rice early calendar year and delivered crops soon after being harvested. Although the glutinous rice and glutinous rice grain price continuously grew in China, we were unable to raise our sales price in 2010 based on fixed price one-year sales contracts with our customers in 2010.  During the three months ended March 31, 2011, due to the expiration of the sale contracts in 2010, we were able to raise the sale price of glutinous rice and glutinous rice grain significantly.

Selling expenses. Selling expenses were $ 719,851 and $455,763 for the three months ended March 31, 2011 and 2010, respectively. Selling expenses consisted of the following:

	For the Three Months Ended	For the Three Months Ended	Percent
	March 31, 2011	March 31, 2010	Increase/(decrease)
Shipping and handling	$383,708	$245,491	56.3%
Compensations and related benefits	184,380	55,885	229.9%
Advertising and promotion	49,477	56,437	(12.3)%
Depreciation	8,601	6,891	24.8%
Office expense	40,115	36,615	9.6%
Others	53,570	54,444	(1.6)%
Total	$719,851	$455,763	20.5%
selling expense as % of revenues	4.7%	4.7%

☐	Shipping and handling increased by $138,217 or 56.3% due to the increase in our sales volume.

☐	Compensation and related benefits increased by $128,495 or 229.9% mainly due to inclusion of salesperson commission in the three months ended March 31, 2011.

☐
Advertising and promotion expense decreased by $ 6,961 or 12.3% which was attributed to a slight decrease in advertising. In late March, 2011, we signed a contract with a local celebrity, who becomes the Company’s image representative for two years. We expect a significant increase in advertising in near future.

☐	Depreciation expense increased by $1,710 or 24.8% due to addition to fixed assets.

☐	Office expense increased by $ 3,500 or 9.6% due to expansion of sales team.

☐	Other includes entertainment, vehicles expense and utilities. Other expenses vary due to the variance of business.

General and administrative expenses. General and administrative expenses amounted to $510,375 for the three months ended March 31, 2011, as compared to $338,223 for the same period in 2010, an increase of $172,152 or 50.9%. General and administrative expenses consisted of the following:

	For the Three Months Ended	For the Three Months Ended	Increase/
	March 31, 2011	March 31, 2010	Decrease
Compensation and related benefits	$144,544	$90,056	24.3%
Depreciation	71,570	66,211	6.6%
Amortization of capital lease	1,083	1,044	2.5%
Office expense	19,619	29,434	57.5%
Professional service	150,000	-	N/A
Others	123,559	151,476	31.6%
Total	$510,376	$338,223	26.3%
	4.1%	3.7%
General and administrative expense as % of revenue

☐	Compensation and related benefits increased by $ 54,488 or 60.5% due to an increase in the number of employees

☐	Depreciation expense increased by $ 5,359 or 8.1% due to the increase in fixed assets such as computers.

☐	Amortization expense increased by $38 or 3.7% due to exchange rate variance. The amortizations in RMB are consistent over periods.
☐	Office expense decreased by $9,815 or 33.3% due to better control on expense such as printing and papers in the three months ended March 31, 2011.

☐	Professional service expense increased by $150,000. It consists of common stocks worth $120,000 to legal consuls of the reverse merger and $30,000 to legal consul and auditor after reverse merger.
☐
Other general and administrative expenses decreased by $27,917 or 18.4%. It mainly includes utilities, repairs, telecommunication, conference expense and certain low-value material. These expenses vary base on the periodic needs..

Income from operations. For the three months ended March 31, 2011, income from operations was $3,830,417, as compared to $2,559,078 for the three months ended March 31, 2010, an increase of $1,271,339 or 49.7%.

Other income (expenses). For the three months ended March 31, 2011, other expense amounted to $68,280 as compared to other income of $98,075 for the same period in 2010. For the three months ended March 31, 2011 and 2010, other income (expense) included:

☐
Interest expense increased by $43,290 or 42.6%. During the three months ended March 31 , 2011, we incurred more interest mainly attributed to more bank loans. As of March 31, 2011, the Company had bank loan balance of $9,451,911 as compared to approximately $5,779,455 at March 31 , 2010.

☐	Interest income decreased by $1,824or 52.0%

☐
Non-operational income increased by $74,909. Non-operational income consists of government subsidy to the Company as a financial support to agricultural enterprise. The amount varies period by period at the local government’s discretion

Income tax. We enjoyed an income tax exemption as an agricultural related business.

Net income. As a result of the factors described above, our net income for the three months ended March 31, 2011 was $ 3,762,137, or $0.63  per share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, we reported a foreign currency translation gain of $295,215 for the three months ended March 31, 2010 as compared to $(10,357) for the same period year 2010. The significant variance in foreign currency translation gain is caused by accelerating appreciation of RMB against US dollar during the three months ended March 31, 2010 as compared to the same period in 2010.  This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended March 31, 2011, comprehensive income of $3,908,311 is derived from the sum of our net income of $ 3,762,137 plus foreign currency translation gains of $146,174.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, our balance of cash and cash equivalents was $ $1,828,300. As of June 30, 2010, our balance of cash and cash equivalents was $1,802,342. This balance did not significantly change in spite of increased net income of $7,660,739 because we invested approximately $7,445,076 in the Qiyang Industrial Development Zone to construct new building. In addition, we use the proceeds received from private placement and short-term loans obtained to spend in the farmland development of $6,780,481.

We currently generate our cash flow mainly through operations and financing which we believe will be sufficient to sustain our current level operations for at least the next twelve months.

In summary, our cash flows were:

Net cash provided by operating activities increased in the nine months ended March 31, 2011 by $1,784,584 to $ 8,202,614 from net cash provided by operating activities of $6,418,030 for the nine months ended March 31, 2010. These changes were mainly brought about by changes as follows: an increase in cash provided by advances from customers of $249,294, an decrease in cash used in inventory of $797,351, an increase in cash used in advances to suppliers and other prepaid expense of $1,745,609, an increase in cash used for accounts payable of $171,312, an increase in cash provided by accounts receivable of $ 337,936. This was off-set by an increase in net income of $ 1,907,522 or an increase of 33.2% over the prior period ended March 31, 2011.

Net cash used in investing activity increased by $8,300,057 in the nine months ended March 31, 2011 compared to the same period ended in 2010 which is mainly due to increase in cash used for our acquisition of property and equipment and increase in cash used for farmland improvements.

Net cash provided by financing activities increased by $ 4,127,647 to $6,007,467 in the nine months ended March 31, 2011 compared to $1,879,820 provided by financing activities at the same period ended in 2010. This was mainly due to increase in proceeds from short-term loan payable and proceeds from issuance of shares in private placement.

Working capital at March 31, 2011 was decreased by $2,299,493 or 279.8% to $ (1,477,579) from $821,914 at March 31, 2010, primarily due to an increase in short-term loans. We are in the process of renewing the short-term loans due on May, 2011 in order to sustain our current level operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2011. This is due to the fact that we do not have accounting personnel with sufficient knowledge, experience and training in U.S. GAAP standards. This could result in us being unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review, and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP.

Management is in the process of evaluating the control deficiency identified above and will take the necessary remediation initiatives as early as possible.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered  by this report that have  materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Taiping Zhou pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Taiping Zhou pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NEW GREENFOOD COMPANY LTD.

Date: May 16, 2011	By:	/s/ Zhou Taiping
Zhou Taiping Chief Executive Officer and Principal Accounting Officer