Form 10-K
period 2011-06-30
China New Greenfood Co., Ltd
filed 2011-09-28
CIK 1470701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-53775

CHINA NEW GREENFOOD COMPANY LTD.
(Exact name of registrant as specified in its charter)

Nevada	46-0522277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hunan Xiangmei Food Co, Ltd. 200 Taozhu Road, Wuxi Town Qiyang County, Yongzhou City Hunan Province, China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 746-3269-828

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common stock, par value $0.001 per share. (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates: None.

As of September 26, 2011, the registrant has 11,057,450 shares of common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.     Business.

Overview

In this Annual Report on Form 10-K, references to “we,” “our,” “us,” “the Company,” or “China New Greenfood” refer to China New Greenfood Company Ltd. and its subsidiaries on a consolidated basis.

The Company was incorporated in the State of Nevada on April 17, 2009 for the purpose of seeking investment opportunities in China. On January 28, 2011, by means of a share exchange, we completed the acquisition of Grain Wealth Limited (“Grain Wealth”) and its subsidiaries, Qiyang County Xiangmei Food Techinical Research and Development Co., Ltd. (the “Xiangmei Food”), Qiyang Honghui Agriculture Science and Technology Co., Ltd. (the “Qiyang Honghui”), a wholly owned subsidiary of Xiangmei Food, and Hunan Xiangmei Food Co., Ltd. (“Hunan Xiangmei ”), a wholly owned subsidiary of  Qiyang Honghui. As a result, we are now a holding company of Grain Wealth and its subsidiaries, a producer and distributor of frozen food products in China.

Prior to the share exchange, the Company was a development stage company intending to commence business operations by pursuing a merger, capital stock exchange, asset acquisition or other similar business combination with a company located in the People’s Republic of China (“China” or the “PRC”). The Company’s common stock is currently not quoted on the over-the-counter market. Prior to the Share Exchange, the Company had not generated any revenue and accumulated a net loss of $110,959 for the period from inception to December 31, 2010.

Operating through our subsidiaries in China, we are one of leading manufacturers and sellers of instant-frozen food, ice cream, glutinous rice flour and various other raw agricultural products in China. We plant, process and sell the products all across China. Through HunanXiangmei , our operations mainly include (i) planting and processing of the glutinous rice flour and other raw materials used in our major products,;and (ii) producing instant-frozen food and ice cream products within the Hunan region.

Our goal is to become a worldwide supplier of instant-frozen foods and agricultural products. We have invested in our business by devoting resources to the construction of new industrial base, marketing and advertising our products, and recruiting qualified individuals. At present, we have two planting bases upon which we grow rice, black sesame and other agricultural raw materials used in our finished products. Our primary planting base occupies an area of 30,000 mu (chinese acre) (or approximately 20,000,000 square meters) and our second base, which is under development, occupies an area of 80,000 mu (or approximately 53,330,000 square meters). We use organic fertilizer on our planting bases to ensure the generation of high quality agricultural products.

On June 30, 2011, our PRC subsidiary, Qiyang Honghui entered into an equity transfer agreement with Taiping Zhou, our President, Chief Executive Officer and Chairman of the Board of Directors (the “Equity Transfer Agreement”). Pursuant to the terms of the Equity Transfer Agreement, Taiping Zhou, holding 100% of the equity interests of Hunan Xiangmei , and agreed to transfer all of their equity interests in Hunan Xiangmei to Qiyang Honghui (the “Transaction”).

On August 1, 2011, Qiyang Honghui completed the registration of the equity change of Hunan Xiangmei with local Administration for Industry and Commerce. As a result of the Transaction, Qiyang Honghui became a sole shareholder of Hunan Xiangmei , and therefore also a wholly owned subsidiary of the Company.

On September 27, 2011, Xiangmei Food entered into a series agreements with Hunan Xiangmei, pursuant to which the contractual arrangements between  Xiangmei Food and Hunan Xiangmei  were terminated.

Our current corporate structure is set forth in the chart below:

CORPORATE STRUCTURE

Industry Overview

Instant-frozen Food

The frozen food industry has been rapidly growing in China. The rapid growth can be attributed to governmental support and an increase in demand. Sales of frozen foods in China have steadily increased since 2006. Specifically, within the domestic frozen food industry, there has been an increase in demand for frozen dumplings, wontons, and glue pudding. These products are popular in the Chinese diet, as well as being affordable and easy to cook. We expect consumption of frozen foods in China to continue to increase. When compared to other regions of the world, the per capita consumption of frozen foods in China is relatively low. Therefore, we believe there is a very large room for growth in this industry in China.

Of the large instant-frozen food producers, approximately 20 are known nationally, four of which have captured the majority of the market share. The top four leading producers are San Quan, Si Nian, Long Feng, and Wan Zai Ma Tou, collectively capturing approximately 60% of the market share.

Market Overview

Frozen Food

Demands for some frozen foods vary by season. For example, March through August of each year is the peak season for ice cream sales while September through February is the peak season for sales of instant-frozen dumplings. The development of frozen food industry is further enhanced by the continuing development of refrigeration technologies. It is roughly estimated that currently around 20,000 Chinese enterprises are equipped with refrigeration facilities, most of which are capable of providing various refrigeration storage, transportation and distribution services. The export of instant-frozen products to the overseas markets, especially to the western and Asian-pacific markets, is feasible as a result of advances in refrigeration technologies and capacities.

The Chinese government has adopted a series of industrial guidance and policies which have significantly promoted the development of the frozen food industry in China. According to data from the China General Chamber of Commerce and the National Bureau of Statistics of China, the yield and sales in the industry of frozen rice and noodle for years ended December 31, 2011 and 2010 both increased by over 35%, respectively, as compared to the same period in the prior year.

Ice Cream Products

The per capita consumption of ice-cream in China is approximately 1.5 kg per year. This is much less than that consumed in other developed countries such as the United States which has a per capital consumption of ice-cream equal to 40 kg per year.

Ice-cram has become increasingly popular in China. It is expected in the next five years, the ice cream market will increase by over 20% per year.

Our Products

We grow, manufacture, process and sell a variety of agricultural and frozen food products. Our major products include (i) instant-frozen food, (ii) ice cream products, and (iii) agricultural raw materials, including black sesame, peanut, and glutinous rice.

•	Instant-frozen Food
•	Ice Cream Products

•	Agricultural Raw Materials

Set forth below is a list of our current products:

Category	Main Products
Instant-frozen Food	Frozen noodles; frozen dumplings (stuffed with meat, mushroom, sesame, peanut, and green vegetables); frozen glue puddings (stuffed with black sesame, peanut, mushroom and black glutinous rice)

Ice Cream Products	Ice pops; cup-style ice cream; cone-style ice cream
Raw Agricultural Products	Peanut; sesame

●Instant-frozen Food

Fast frozen food, also referred as instant-frozen food, is food that is stored, transported and sold under low temperature (usually around -0.3°F) after being processed through an instant freezing procedure. In general, there are five categories of instant-frozen foods.

We focus on the production of frozen noodles, frozen dumplings and frozen glue puddings. Our instant-frozen foods are processed through an instant freezing procedure which requires a temperature below -22°F that leads to an instant drop of the food’s core temperature to lower than -0.3°F. Foods processed through this procedure maintain their original color, favor and nutrition better than that of the regularly frozen foods. Over the years, we have developed three major frozen food series, and further dividing them into more than 30 varieties and over 110 different specifications.

● Ice Cream Products

We manufacture a variety of ice cream products, including cup-style ice cream, cone-style ice cream, and ice pops. Over the years, our ice cream products have evolved into more than 40 categories with flavors ranging from cheese milk and fruit pudding to red bean and taros. In order to further explore our production capabilities in this area, we have signed an agreement with the intent to establish a manufacturing plant at the Wuxi Industrial Park of Qiyang County, based on which we decide to develop our “Xiangmei” series of ice cream into a national famous brand.

Agricultural Raw Materials

We retain local farmers to plant and grow various agricultural raw materials, including glutinous rice, peanuts and sesame. This sector of our business is mainly conducted through two types of contractual arrangements. On the one hand, we lease planting lands from local farmers, provide them with seeds and fertilizers, hire them to conduct planting on the leased properties, and retrieve the final crops from the farmers at no costs. A copy of our form of Entrust Planting Agreement with local farmers is attached hereto as Exhibit 10.3, On the other hand, we enter into purchase orders with the farmers before planting. Pursuant to the orders, we provide them with seeds and fertilizers and commit to purchase back all the final crops at certain predetermined prices. A copy of our form of Order and Planting Agreement with major suppliers is attached hereto as Exhibit 10.4.

Most of our leased planting lands are located in Qiyang County, Hunan Province. We also developed over 30,000 mu, or 20,000,000 square meters, of planting lands through purchase orders in the nearby Zhishan, Lengshuitan, Qidong, and Changning region. As of the date hereof, the total area of our affiliated planting base reaches 80,000 mu, or 53,333,000 square meters.

Raw Materials for Our Products

The major raw material for our instant-frozen glue puddings is glutinous rice, and the auxiliary materials include sesame, peanut, sugar and oil. Among all the raw materials, glutinous rice is the key ingredient and it is self-supplied by us through cooperation with local farmers. Most of the auxiliary raw materials are also self-supplied, while sugar and other non-significant materials are purchased from outside suppliers.

The major raw material for our instant-frozen dumplings is flour, which is directly purchased from outside flour producers. The auxiliary materials such as shortening oil, glucose and cornstarch are purchased from provincial sales agents. In addition, we grow and supply major materials for frozen dumplings in our planting base, including raw taros, onions, cabbages and green onions.

All the raw materials are grown by ourselves or delivered to us by outside suppliers. Most of the purchase amounts are payable by checks or wire transfer. Set for below is a summary of our raw materials purchased for the fiscal year 2011:

Raw Materials Purchased For the Fiscal Year 2011

Raw Material	Quantity (kg)	Total Price (RMB)	Total Price ($US)
White Sugar	803,272	5,036,637	758,907
Flour	3,119,448	9,434,956	1,421,634
Glucose	223,096	901,509	135,837
Molasses	202,776	619,963	93,414
Glutinous rice flour	3,484,531	16,826,608	2,535,388
Paper box	3,691,934（Units)	5,253,586	791,596
Shortening oil	389,518	3,074,760	463,297
Internal packing bags	44,393,023（Units)	5,155,784	776,860
Wrapping paper	108,327	2,225,903	335,393
Flavoring essence	4,072	249,554	37,602
Total：		48,779,260	7,349,928

Production and Processing Capacities

Through Hunan Xiangmei and Qiyang Honghui, our wholly-owned operation subsidiaries which were mainly based on Yongzhou, Hunan Province, we have established four high-grade rice planting bases, and have entered into various cooperation agreements with a total number of 5,162 affiliated farmers. Since 2005, our planting bases have expanded to an area about 30,000 mu, or 20,000,000 square meters, with an annual glutinous rice production of 12,000 tons by our affiliated farmers. In the meantime, we purchase 8,000 tons of glutinous rice from northeast China each year to satisfy the diversity ingredient requirements of our products. At present, we are affiliated with 80,000 mu, or 53,333,000 square meters, of planting properties through contractual arrangement with local farmers. The category of our glutinous rice has increased from the sole “Biaosan” species in 2002 to currently five different standards.

Our manufacturing plants and related facilities cover an area of 12,000 square meters with an aggregate construction area of 16,800 square meters. We have a 1,684 square-meter glutinous rice flour workshop, a 1,071 square-meter glutinous rice preliminary processing plant, a 2,200 square-meter cold storage, a 1,043 square-meter glutinous rice warehouse, 4,900 square meters of administrative and dormitory facilities, as well as a 280 square-meter boiler room. We currently own 8 production lines, including one glutinous rice production line with daily processing capacity of 100 tons, one glutinous rice flour production line with daily processing capacity of 100 tons, two frozen food production lines with annual processing capacity of 25,000 tons each. The total annual processing capacity of our eight production lines combined is 60,000 tons. In addition, we also maintain a rice reserve of 20,000 tons in our warehouses.

Among all of our facilities, the 100-ton rice processing line is our key project. We conducted technological upgrades on this facility in 2004, after the debut of its prototype in late 1980s. Through the upgrade, we had particularly strengthened its capacities in rice husking, sand removing, categorizing and rice polishing. The qualification rate of our glutinous rice products has consistently maintained on a high level attributable to the introduction of these facilities.

Set forth below is a chart of our production capacity, actual production volume and sales of our major products in fiscal year 2011:

Product	Production capacity(kg)		Actual Production(kg)	Sales(kg)
Glutinous rice	72,000,000	*	15,052,194	13,174,700
Glutinous rice (grain)			21,096,489	21,096,489
Sesame	N/A	**	637,125	636,845
Peanut	N/A	**	1,719,136	1,719,136
Instant-frozen pastry	3,600,000		2,482,679	2,476,959
Instant-frozen glue pudding	10,800,000		7,219,872	7,202,557
Instant-frozen dumpling	5,040,000		4,030,051	3,868,405
Ice cream	28,000,000		8,055,545	8,090,585
Total：	119,440,000		60,293,091	58,265,676

*Production capacity of glutinous rice represents the maximum capacity of our grain threshing machines in a year.
**Sesame and Peanut do not need to be processed before sale.

Along with the sharp increase of demand, our existing production capability has been unable to satisfy the needs of the market. In order to break through this bottleneck, we established a new frozen food and ice cream manufacturing base in the Wuxi Industrial Park of Qiyang County where we decide to develop our frozen food and ice cream series into a national famous brand.

We started moving into the Wuxi Industrial Park in 2011. Together with the construction of new manufacturing plants, warehouses and cold storage, we also purchased some of the most advanced and sophisticated facilities and equipment in China, including 2 automatic salt water tank ice cream production lines, 2 bottling lines, 3 color yarning lines and 2 section forming lines. Our newly-purchased equipments also include 40 automatic high-speed dumpling machines, 40 automatic high-speed glue pudding machines, 40 latest pastry machines, as well as 2 Nissan frozen spiral tunnel lines with daily production capacity of 100 tons each. These newly-acquired equipment have greatly lifted our production capacities and narrowed our requirements for land during our production process.

Suppliers and Customers

Major Suppliers

Besides certain agricultural raw materials that we grow and produce in our planting basis, we also purchase a variety of materials from outside suppliers, including sugar, flour, shortening oil, wrapping paper and flavoring essence, etc.

Top Five Suppliers

Suppliers	Raw Materials Supplied	Percentage of Total Supply in 2011
Guilin Yuegui Flour Industry Co., Ltd.	Flour	7.57%
Changsha Hengruifeng Packing Materials Co., Ltd.	Internal Packing Bags	6.24%
Hunan Changshen Technology Development Co., Ltd.	Pork	5.38%
Guangxi Jinxiudongda Sugar Manufacturing Co., Ltd.	White Sugar & Molasses	4.22%
Hengyang Yihai Grain and Oil Co., Ltd.	Bean & Seasoning	3.40%
Total		26.81%

A copy of our form of Suppliers Agreement is attached hereto as Exhibit 10.5.

Major Customers

Our products are currently sold and distributed in Hunan, Guangxi, Guangdong, Zhejiang, and Henan provinces of China. We are also exploring markets in other parts of China

Set forth below is a list of our top five customers in fiscal year 2011:

Top Five Customers

Customers	Sales Amount in 2010 (USD)	Percentage of Total Sales Amount in 2010
Henan Shiyatianxia Food Company	$6,900,139	16.00%
Wuzi Xinchao Frozen Food Factory	2,903,674	6.73%
Kaifeng Qi County Tianyuan Lengying Food Factory	2,869,168	6.65%
Henan Zhengzhou Jiahe Frozen Food Co., Ltd.	2,821,706	6.54%
Henan Jianong Food Co., Ltd. Henan Yunhe Cailanzi Development Co., Ltd.	2,686,248	6.23%
Total	$18,180,935	42.15%

A copy of our form of Agricultural Products Purchase Agreement is attached hereto as Exhibit 10.6.

Competitive Advantages

As a leading producer, manufacturer and supplier of frozen foods, ice cream, glutinous rice and other foods in China, our competitive strengths include:

Technology Advantage

We have proprietary manufacturing technologies that allow for better use of raw materials, higher yield rate and enhanced operational efficiency. Specifically, we possess 1 patent related to the production of water-milling glutinous rice flour and ice cream. Finally, we use enhanced technologies in our production process that allow for lower capital investment and enhanced operations efficiency.

Research & Development Advantage

Armed with a team of experienced engineers and technicians with state-of-the-art research and laboratory facilities, we are confident in our strong research and development capacities. Our research and development team includes experienced professors, and food engineers.

Hunan Xiangmei has a long-term cooperation with Hunan Agricultural University and Hunan College of Business, and therefore, with such an advantage in application of new technology, it can promptly transfer the achievement of research into production capacity and products. It also keeps introducing research and development personnel who will design the products for the company. In doing so, Hunan Xiangmei successfully ensures its research and development capacity and innovation skills. We usually do not pay until choosing the technology. We spent approximately $8,266 for research and development for the year ended June 30, 2011.

Elite Workforce

Our management team, composed of industry experts with proven track records from China’s largest state-owned enterprises, provides us with excellent operating management and technical administration.

Pricing

We set our selling prices based upon our expected costs to manufacture and deliver our products to our customers with an increase for profits.

Intellectual Property

We own and utilize the trademarks, patents and domain name listed below. We continuously look to increase the number of our trademarks and patents where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

We rely on trademark, patent and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, trade names and in the marketing of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the “XIANGMEI” trademark. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations.

The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the PRC. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time we may discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the “XIANGMEI” brand, result in the shift of consumer preferences away from our products and generally have a material adverse effect on our business, financial condition and results of operations.

Trademarks

Through Hunan Xiangmei and its predecessor Qiyang Xiangmei Food Factory, we have registered the following trademark with the Trademark Office, State Administration for Industry and Commerce in the PRC:

No.	Registration No.	Trademark	Registrant	Item Category	Expiration Date
1	4193885	XIANGMEI (printed character trademark)	Qiyang Xiangmei Food Factory
Category No. 30 (Staple food):  Dumpling; glue pudding; ice cream; glutinous rice dumpling; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder, salt, mustard; vinegar, sauces (condiments); spices; ice.
					January 20, 2017

2	6386980	XIANGMEI (graphic trademark)	Hunan Xiangmei Food Co., Ltd.
Category No. 30 (Staple food):  Dumpling; glue pudding; ice cream; glutinous rice dumpling; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder, salt, mustard; vinegar, sauces (condiments); spices; ice.
					March 27, 2020

We plan to file for extension with the Trademark Office of the above trademark before the expiration date.

Patents

Through Hunan Xiangmei, we have been granted the following design patent by the State Intellectual Property Office, or SIPO, of PRC. We enjoy a ten year protection period starting from the patent application date.

No.	Patent No.	Patent Name	Patent Owner	Application Date	Date of Grant	Type
1	ZL 2007 3 0280705.4.	Ice cream packing bag (“Seven Dwarfs” series)	Hunan Xiangmei	12/19/2007	02/18/2009	Design Patent

Domain Names

Hunan Xiangmei owns the domain name http://hnxmsp.com.

Compliance with Environmental Law

We strive to meet the requirements provided in environmental protection regulations, and regulations related to facility safety and quality control, throughout the design, maintenance and growth of our operation facilities and manufacturing process. Our cost incurred with compliance with environmental law is nominal.

Employees

We presently have 262 approximately full-time employees. Set forth below is a breakdown of our employees in each position:

Workshop	Managers	Manufacture Workers
Instant-frozen dumpling	2	58
Instant-frozen glue pudding	2	51
Pastry and others	2	14
Ice cream	2	103
Glutinous rice	4	24
Total：	12	250

We are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date.

Corporation Information

Our principal executive offices are located at 200 Taozhu Road, Qiyang County, Yongzhou City, Hunan Province, PRC, Tel: (011) 86-746-3269-828.

This section summarizes the principal laws, rules and regulations that currently affect our business activities in the PRC. We operate our business in the PRC under a legal regime governed by the State Council and several ministries and agencies under its authority, including but not limited to, the Ministry of Commerce People’s Republic of China (“MOFCOM”), the State Administration of Taxation (“SAT”), the State Administration of Foreign Exchange (“SAFE”), the China Securities Regulatory Commission (“CSRC”), the State Administration of Industry and Commerce (:SAIC”), the Ministry of Finance (“MOF”), the State Food & Drug Administration (“SFDA”), and the General Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”), as well as their local counterparts and branches. From time to time, these government authorities issue regulations that apply to our business. Certain of these laws, rules and regulations, such as those relating to foreign currency exchange, taxation, dividend distribution, and regulation of foreign exchange in certain onshore and offshore transactions may affect our shareholders’ rights to receive dividends and other distributions from us.

Regulations on Food Safety

The PRC Food Safety Law became effective on June 1, 2009. The PRC Food Safety Law sets out the requirements and standards for food safety, production and business operations of food and food-related products and the relevant supervision and administrative measures to ensure food safety. The Implementing Rules of the PRC Food Safety Law, effective on July 20, 2009, specify the detailed measures for producers and business operators of food and food-related products to ensure food safety and related penalties. Pursuant to the Food Safety Law and its Implementing Rules, we must comply with the relevant requirements and standards for food safety. In addition, entities or individuals applying for production of new kinds of food-related products shall obtain pre-approval from the SFDA or its local counterparts.

Regulations on the Administration of Production Licenses for Industrial Products of the PRC

The Regulations of the PRC on the Administration of Production Licenses for Industrial Products, which came into force on September 1, 2005, and Measures for the Implementation of the Regulation of the PRC on the Administration of Production License for Industrial Products, which came into effect on June 1, 2010, implement a production license system in respect of enterprises manufacturing important industrial products directly related to human health. Under the Catalog of Industrial Products under Production License Administration issued by AQSIQ on August 25, 2010, our foods as items for freezing drink and frozen foods. We have obtained the industrial production licenses for food products on July 7, 2010 and December 1, 2008, respectively.

Regulations on Patents

The National People’s Congress adopted the Patent Law of the PRC in 1984, as amended in 1992, 2000 and 2008, respectively, or the Patent Law. A patentable invention, utility model or design must meet three conditions: novelty, inventiveness and practical applicability. Patents cannot be granted for scientific discoveries, rules and methods for intellectual activities, methods used to diagnose or treat diseases, animal and plant breeds or substances obtained by means of nuclear transformation or design made by the pattern and/or color, and/or the combination of two on the printed matters with main function of identification.  The Patent Office under the State Council is responsible for receiving, examining and approving patent applications. A patent is valid for twenty years in the case of an invention and ten years in the case of a utility model or design, starting from the application date. A third-party user must obtain consent or a proper license from the patent owner to use the patent except under certain specific circumstances provided by law. Otherwise, the use will constitute an infringement of the patent rights.

According to the Patent Law, an infringer shall be subject to various civil liabilities, which include ceasing the infringement and compensating the actual loss suffered by patent owners. If the actual loss suffered by the patent owner is difficult to calculate, the illegal income received by the infringer or a reasonable amount calculated with reference to the patent royalties (in the case that it is difficult to calculate the illegal income) shall be deemed as the actual loss. If damages cannot be established by any of the above methods, the court can decide the amount of the actual loss up to RMB 1,000,000 ($151,206). In addition, an infringer who counterfeits patents of third parties shall be subject to administrative penalties or criminal liabilities, if applicable.

Regulations on Trademarks

Registered trademarks are protected under the Trademark Law of the PRC adopted in 1982 and amended in 1993 and 2001, and the Implementation Rules for the PRC Trademark Law adopted in 2002. The PRC Trademark Office of the SAIC is responsible for the registration and administration of trademarks throughout the PRC. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark for which an application has been made is identical or similar to another trademark that has already been registered or been subject to a preliminary examination and approval for use on the same kind of or similar commodities or services, the application for registration of such trademark may be rejected. Any person applying for the registration of a trademark shall not prejudice others’ existing right of priority, nor shall any person register in advance a trademark that has already been used by another person and has already gained “sufficient degree of reputation” through that person’s use.

Upon receipt of an application, the PRC Trademark Office will make a public announcement if the relevant trademark passes the preliminary examination. Within three months after such public announcement, any person may file an objection against a trademark that has passed a preliminary examination. The PRC Trademark Office’s decisions on rejection, objection or cancellation of an application may be appealed to the PRC Trademark Review and Adjudication Board, whose decision may be further appealed through judicial proceedings. If no objection is filed within three months after the public announcement period or if the objection has been overruled, the PRC Trademark Office will approve the registration and issue a registration certificate, upon which the trademark is registered and effective for a renewable ten-year period, unless otherwise revoked. The SAIC and its local counterparts have the power to investigate and handle any infringement of the exclusive right to use a registered trademark. Infringement of a trademark’s exclusive right may be subject to administrative penalties, and civil or criminal liabilities, as applicable.

Regulations on Labor Contract

On June 29, 2007, the PRC National People’s Congress enacted the Labor Contract Law, which became effective on January 1, 2008. The Implementing Rules were promulgated by the State Council and took effect on September 18, 2008. The Labor Contract Law formalizes, among others, employees’ rights concerning overtime hours, pensions and layoffs, the execution, performance, modification and termination of labor contracts, the clauses of labor contracts and the role of trade unions. In particular, it provides for specific standards and procedures for entering into non-fixed-term labor contracts with some of our sales professionals and staff. Either the employer or the applicable sales professional or staff may terminate the labor contract in circumstances as prescribed in the Labor Contract Law or if certain preconditions are fulfilled. In certain cases, the employer is required to pay a statutory severance upon the termination of a labor contract pursuant to the standards provided by the Labor Contract Law.

Regulations on Environmental Protection

The major environmental laws and regulations include the PRC Environmental Protection Law and other laws and regulations governing air pollution, environmental impact appraisals, pollutant discharge fees and licenses.

Regulations on Social Insurance and Housing Fund

The PRC governmental authorities have passed a variety of laws and regulations regarding social insurance and housing fund from time to time, such as Social Insurance Law and its implemental rule, the Regulation of Insurance for Labor Injury, the Regulation of Insurance for Unemployment, the Provisional Insurance Measures for Maternity of Employees, the Interim Provisions on Registration of Social Insurance, the Interim Regulation on the Collection and Payment of Social Insurance Premiums, Regulations on Management of Housing Fund and other related laws and regulations. Pursuant to these regulations, both our PRC subsidiaries have to obtain and renew the social insurance registration certificate and the housing fund certificate and make contributions to the relevant local social insurance and housing fund for our PRC employees. Failure to comply with such laws and regulations would subject our PRC subsidiaries to various fines and legal sanctions and supplemental contributions to the local social insurance and housing fund.

Regulations on Dividend Distributions

The principal laws, rules and regulations governing dividends paid by our PRC subsidiaries include the Company Law of the PRC (1993), as amended in 2006, the Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and the Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended in 2001. Pursuant to these laws and rules, each of our PRC subsidiaries is required to allocate at least 10% of its after-tax profit each year to its statutory capital reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. Furthermore, each of our PRC subsidiaries may allocate its after-tax profits, the portion of which shall be determined by such subsidiary’s shareholders meeting, to its discretionary funds. Neither statutory nor discretionary reserves are distributable as cash dividends.

Regulations on PRC Taxation

The 2008 EIT Law and its Implementing Rules became effective on January 1, 2008. Under the 2008 EIT Law, enterprises are classified as “resident enterprises” and “non-resident enterprises.” Pursuant to the 2008 EIT Law and its Implementing Rules, enterprises established under the laws of foreign countries or regions whose “de facto management bodies” are located within China are considered resident enterprises and will generally be subject to enterprise income tax at the rate of 25% on its global income. According to the Implementing Rules, “de facto management body” refers to a managing body that in substance exercises overall management control over the production and business, personnel, accounting and assets of an enterprise. If we are considered as a PRC tax resident enterprise under the above definition, then our global income will be subject to PRC enterprise income tax at the rate of 25%.

Pursuant to certain tax regulations that expired when the 2008 EIT Law and its Implementing Rules took effect, a foreign invested manufacturing enterprise with a scheduled operating term of more than ten years was exempt from income tax for two years starting from the first year that it began to make profit, and was entitled to a 50% reduction in the income tax rate for three years thereafter. Pursuant to the 2008 EIT Law, enterprises in the PRC are required to pay an income tax at a rate of 25% of their taxable income. However, enterprises entitled to the foregoing preferential tax rate may, pursuant to the provisions of the State Council, gradually transition to the uniform tax rate of 25%. For enterprises that have already started to enjoy such preferential tax treatment prior to the promulgation of the 2008 EIT Law, such treatment continues to apply until its expiration. However, for enterprises that have not yet started to enjoy such preferential treatment by reason of not making any profits, the preferential period shall be counted from January 1, 2008.

The 2008 EIT Law and the Implementing Rules permit certain “high and new technology enterprises strongly supported by the state” that hold independent ownership of core intellectual property and simultaneously meet a list of other criteria, financial or non-financial, as stipulated in the Implementing Rules, to enjoy a reduced 15% enterprise income tax rate subject to certain new qualification criteria. The SAT, the Ministry of Science and Technology and the MOF jointly issued the Administrative Rules for the Certification of High and New Technology Enterprises delineating the specific criteria and procedures for the “high and new technology enterprises” certification on April 14, 2008.

Further, the Implementing Rules provide that, (i) if the enterprise that distributes dividends is domiciled in the PRC, or (ii) if gains are realized from transferring equity interests of enterprises domiciled in the PRC, then such dividends or capital gains are treated as China-sourced income. It is not clear how “domicile” may be interpreted under the 2008 EIT Law, and it may be interpreted as the jurisdiction where the enterprise is a tax resident. Therefore, if we are considered as a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders as well as gains realized by such shareholders from the transfer of our shares may be regarded as China-sourced income and as a result become subject to PRC withholding tax at a rate of 10% if such shareholders are considered as non-resident enterprises, and a rate of 20% if they are considered as non-resident individuals, in the absence of any applicable tax treaties that may reduce such rates. See “Risk Factors—Risks Relating to Doing Business in China—We may be treated as a resident enterprise for PRC enterprise income tax purposes; such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.”

Regulations on Loans between a Foreign Company and its PRC Subsidiaries

A loan made by foreign investors as shareholders in a foreign-invested enterprise is considered to be foreign debt in China and is subject to various PRC laws and regulations, including but not limited to, the Foreign Exchange Administration Regulation of 1996 and its amendments, the Interim Measures on Foreign Debts Administration of 2003, the Statistical Monitoring of Foreign Debts Tentative Provisions of 1987 and its implementing rules of 1998, the Administration Provisions on the Settlement, Sale and Payment of Foreign Exchange of 1996, and the Notice of the SAFE on Issues Related to Perfection of Foreign Debts Administration of 2005.

Under these laws and regulations, a shareholder loan in the form of foreign debt made to a Chinese subsidiary does not require the prior approval of the SAFE. However, such foreign debt must be registered with and recorded by the SAFE or its local counterparts in accordance with relevant PRC laws and regulations and shall not exceed statutory limit. Our PRC subsidiary, Xiangmei Food, can legally borrow foreign exchange loans up to its borrowing limits, which is defined as the difference between the amount of its ‘‘total investment’’ and ‘‘registered capital’’ as approved by the MOFCOM or its local counterparts. Interest payments, if any, on the loans are subject to a 10% withholding tax unless any such foreign shareholder’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement and relevant requirements are satisfied. In addition, if the amount of foreign exchange debt of WFOE exceeds its borrowing limit, we are required to apply to the relevant PRC authorities to increase the total investment amount and registered capital to allow the excess foreign exchange debt to be registered with the SAFE.

Regulations on Foreign Currency Exchange

The primary regulations and rules governing foreign exchange in China are the PRC Foreign Exchange Administration Regulations of 1996 and its amendments in 2008, and the Administrative Rules on the Settlement, Sale and Payment of Foreign Exchange of 1996. According to these regulations and rules, the RMB is freely convertible for current account items, including without limitation, dividend distributions, interest payments and trade-related foreign exchange transactions. Capital account items such as direct investments, loans, securities investments and repatriation of investments are still subject to prior approval of and registration with the SAFE or its local counterparts. In addition, foreign-invested enterprises may only buy, sell and/or remit foreign currencies under current account transactions at banks with authority to conduct foreign exchange business, by providing valid commercial documents, and for capital account transactions, pre-approval from the SAFE or its local counterparts is still required.

On August 29, 2008, the SAFE promulgated Circular 142, a notice regulating the conversion by foreign-invested enterprises of foreign currency into RMB. Circular 142 requires that the RMB funds obtained from the settlement of foreign currency-denominated registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless otherwise provided for in the enterprise’s business scope. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise. The use of such RMB capital may not be altered without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as substantial fines.

Regulations Relating to Employee Stock Options

Pursuant to the Individual Foreign Exchange Rules and Circular 78, issued in January and March 2007, respectively, by the SAFE, PRC domestic individuals who are granted shares or share options by companies listed on overseas stock exchanges based on employee share holding plans or share option plans are required to register with the SAFE or its local counterparts.

According to Circular 78, if a PRC domestic individual participates in any employee share holding plan or share option plan of an overseas-listed company, a PRC domestic agent or the PRC subsidiary of such overseas-listed company shall, among others things, file, on behalf of such individual, an application with the SAFE to obtain approval for an annual quota with respect to the purchase of foreign exchange in connection with share holding or share option exercises as PRC domestic individuals may not directly use overseas funds to purchase shares or exercise share options. Concurrent with the filing of such application with the SAFE, the PRC subsidiary or the PRC domestic agent shall obtain approval from the SAFE to open a special foreign exchange account at a PRC domestic bank to hold the funds required in connection with the share purchase or option exercise, any returned principal or profits upon sales of shares, any dividends issued upon the shares and any other income or expenditures approved by the SAFE. The PRC subsidiary or the PRC domestic agent also is required to obtain approval from the SAFE to open an overseas special foreign exchange account at an overseas trust bank to hold overseas funds used in connection with any share purchase.

All proceeds obtained by PRC domestic individuals from sales of shares shall be fully repatriated back to the PRC after relevant overseas expenses are deducted. The foreign exchange proceeds from these sales can be converted into Renminbi or transferred to such individuals’ foreign exchange savings accounts after the proceeds have been repatriated back to the special foreign exchange account opened at the PRC domestic bank. If the share options are exercised in a cashless exercise, the PRC domestic individuals are required to repatriate the proceeds to the special foreign exchange account.

Although many issues relating to Circular 78 require further interpretation, we and our PRC employees who have been granted our share options will be subject to Circular 78 when our company becomes an overseas-listed company. If we or our PRC employees fail to comply with Circular 78, we and/or our PRC employees may face sanctions imposed by the foreign exchange authority or any other PRC government authorities. Such sanctions include, but are not limited to, penalties imposed on our company and executive officers and forfeiture of the proceeds received from the exercise of the share options.

In addition, the SAT has issued a number of circulars concerning employee share options. Under these circulars, our employees working in China who exercise our share options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee share options with relevant tax authorities and withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorities or any other PRC government authorities.

Regulations on Overseas Listing

On August 8, 2006, six PRC regulatory authorities, namely, the MOFCOM, the State Assets Supervision and Administration Commission, the SAT, the SAIC, the CSRC, and the SAFE, jointly adopted the M&A Regulations, which became effective on September 8, 2006, as amended on June 22, 2009, to regulate foreign investment in PRC domestic enterprises. The M&A Regulations contain provisions purporting, among other things, to require SPVs that are (1) formed for the purpose of overseas listing of equity interests in PRC companies via acquisition, and (2) controlled by PRC companies and/or individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. On September 21, 2006, the CSRC published the CSRC Procedures on its website, specifying the documents and materials that SPVs are required to submit when seeking the CSRC approval for their listings outside of China. As of the date of this prospectus, the CSRC has not issued any definitive rule or interpretation concerning whether transactions such as this offering are subject to the M&A Regulations and the CSRC Procedures.

Item 1A.       Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.       Unresolved Staff Comments

Not applicable.

Item 2.          Properties.

Affiliated Planting Bases Through Contractual Arrangements

As described above, most of our leased planting lands are located in Qiyang County, Hunan Province. We also developed over 30,000 mu, or 20,000,000 square meters, of planting lands through purchase orders in the nearby Zhishan, Lengshuitan, Qidong, and Changning region. As of the date hereof, the total area of our affiliated planting basis reaches 80,000 mu, or 53,333,300 square meters.

Our primary planting base occupies an area of 30,000 mu (or approximately 20,000,000 square meters) and our second base, which is under development, occupies an area of 80,000 mu (or approximately 53,333,000 square meters).

We have acquired the state-granted use rights to land set forth in the table below.

Item	Address	Size	Function
1.	Qili Town, Qiyang County, Hunan Province, China	30,000 mu	Plant land
2.	Madu Town, Yangjiao Town and Babao Town, Qiyang County, Hunan Province, China	80,000 mu	Plant Land

Glutinous Rice Base	Black Sesame Base

A copy of our Property Lease Agreement is attached hereto as Exhibit 10.7.

Wuxi Industrial Park

We obtained the land use right to 100 mu of property, or approximately 66,666 square meters, in the Wuxi Industrial Park of Qiyang County. We moved in this property in 2011 where we established various administrative and manufacturing facilities including standard industrial workshops, warehouses, cold storage, staff dormitory and other living facilities, staff café, recreational center, a multi-functional office building and an R&D center.

A copy of the Investment Agreement with Hunan Qiyang Industrial Zone Management Committee that allowed us to obtain the land use rights of 100mu is attached hereto as Exhibit 10.8.

Item 3.          Legal Proceedings.

Legal Proceedings

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 4.          Removed and Reserved.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not quoted on any national exchange or over-the-counter quotation system. No public market currently exists for shares of our Common Stock and there can be no assurance that an active market will develop.

Holders of Common Stock

As of September 26, 2011, there were of record approximately 19 holders of record of our common stock.

Dividend

We have not paid cash dividends on our outstanding common stock since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future. We plan to retain any earnings to finance the development of the business and for general corporate purposes.

Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business.

Equity Compensation Plan Information

We do not have any equity compensation plans and therefore no equity awards were issued or are outstanding as of the fiscal year end of 2011.

Item 6.           Selected Financial Data.

Not applicable.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of Grain Wealth for the years ended June 30, 2011 and 2010 should be read in conjunction with the accompanying  consolidated financial statements and the notes thereto. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

China New Greenfood Co. Ltd. (the “Company”) was incorporated in Delaware on April 17, 2009 under the name of Newera Technology Development Co., Ltd. On March 11, 2011, the Company’s corporate name was changed to China New Greenfood Co. Ltd.

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

Under these contractual arrangements, which obligate Xiangmei Food to absorb a majority of the risk of loss from Hunan Xiangmei’s activities and entitle it to receive a majority of its residual returns, Xiangmei Food has gained effective control over Hunan Xiangmei. Through these contractual arrangements, Xiangmei Food now holds the variable interests of Hunan Xiangmei, and Xiangmei Food becomes the primary beneficiary of Hunan Xiangmei. Based on these contractual arrangements, Hunan Xiangmei is considered as a Variable Interest Entity (“VIE”)  under ASC 810, "Consolidation ", because the equity investor in Hunan Xiangmei no longer has the characteristics of a controlling financial interest. Accordingly, Hunan Xiangmei should be consolidated under ASC 810.

Grain Wealth is effectively controlled by the sole stockholder of Hunan Xiangmei, Mr. Zhou Taiping, and Grain Wealth has 100% equity interest in Xiangmei Food as of June 30, 2010. Therefore, Xiangmei Food and Hunan Xiangmei are considered under common control. The consolidation of Xiangmei Food and Hunan Xiangmei has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between Xiangmei Food and Hunan Xiangmei had become effective as of the beginning of the first period presented in the accompanying  consolidated financial statements.

On January 28, 2011, the Company and its shareholders entered into a Share Exchange Agreement (“Exchange Agreement”) with Grain Wealth Limited. Pursuant to the terms of the Exchange Agreement, the Company (i) issued 9,200,000 shares of common stock to the former stockholders of Grain Wealth Limited in exchange for all Grain Wealth shares, (ii) the Principal Shareholder cancelled 700,000 shares of NewEra restricted Common Stock held by the Principal Shareholder. The Share Exchange resulted in a change in the control of NewEra as the Shareholders of the Company became the majority shareholders of NewEra. Also, the original shareholders and directors of the NewEra resigned and the shareholders of the Company were elected as directors of the Company and appointed as its executive officers.

For accounting purpose, this transaction has been accounted for as a reverse acquisition. Accordingly, the Company and its subsidiaries are treated as the continuing entity for accounting purposes.

Immediately after the  Share Exchange, the Company entered into a securities purchase agreement  with four investors for the issuance and sale in a private placement of shares of Common Stock, for aggregate gross proceeds of $3,782,393 at a per share purchase price of $3.5769.

On March 23, 2011, Xiangmei Food entered into a Share Exchange Agreement with Qiyang Honghui Agricultural Technoloical and Development Co., Ltd. ("Qiyang Honghui") to purchase 100% of shares of Honghui for a price of $15,221(RMB100,000).  As a result of the Share Exchange, Qiyang Honghui is a 100% owned subsidiary of Xiangmei Food.

On June 30, 2011, our PRC subsidiary, Qiyang Honghui entered into an equity transfer agreement with Taiping Zhou, our President, Chief Executive Officer and Chairman of the Board of Directors (the “Equity Transfer Agreement”). Pursuant to the terms of the Equity Transfer Agreement, Taiping Zhou, holding 100% of the equity interests of Hunan Xiangmei F, and agreed to transfer all of their equity interests in Hunan Xiangmei  to Qiyang Honghui (the “Transaction”).

On August 1, 2011, Qiyang Honghui completed the registration of the equity change of Hunan Xiangmei with local administration for industry and commerce. As a result of the Transaction, Qiyang Honghui became a sole shareholder of Hunan Xiangmei , and therefore also a wholly owned subsidiary of the Company.

On September 27, 2011, Xiangmei Food entered into a series agreements with Hunan Xiangmei, pursuant to which the contractual arrangements between  Xiangmei Food  and  Hunan Xiangmei are terminated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to doubtful accounts receivables, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

While our significant accounting policies are more fully described in Note 2 to our  consolidated financial statements for the year ended June 30, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Variable Interest Entities

Pursuant to accounting standards generally accepted in the U.S., we are required to include in our consolidated financial statements the accounts of variable interest entities (“VIEs”). VIEs are consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

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

The accounts of Hunan Xiangmei are included in the accompanying  consolidated financial statements. As a VIE, Hunan Xiangmei sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of Hunan Xiangmei’s net income, and its assets and liabilities are included in our  consolidated balance sheets. The VIEs do not have any non-controlling interest and accordingly, we did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Hunan Xiangmei that requires consolidation of Hunan Xiangmei’s accounts with our consolidated financial statements. We terminated these VIE agreements in September, 2011. The termination agreements have no effect on the consolidated financial statements since Hunan Xiangmei will be a wholly-owned subsidiary of Qiyang Honghui.

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

As a basis for estimating the likelihood of collection, we consider a number of factors when determining reserves for uncollectable accounts. We believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2011 and 2010, our management has determined that no allowance was required. If we determined that allowances were necessary for 1% of our accounts receivable, our net income for the years ended June 30, 2011 and 2010 would have decreased by $9,687 and $6,420 respectively. Our earnings per share for the years ended June 30, 2011 and 2010 would have decreased by approximately $0.001, and $0.0007 per share respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.  As of June 30, 2011, the Company has agreements with farmers, pursuant to which the Company is guaranteed to receive 450 kg glutinous rice grain, 150 kg peanuts and 75 kg sesames per chinese acre per harvest season from the farmers. At June 30, 2011 and June 30, 2010, no reserve was required. If we determined that reserves were necessary for 1% of our inventory, our net income for the years ended June 30, 2011 and 2010 would have decreased by $125,420 and $55,706 respectively. Our earnings per share for the years ended June 30, 2011 and 2010 would have decreased by $0.013 and $0.006 per share respectively.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

	Useful Life
Building and building improvements	5 – 30	Years
Manufacturing equipment	5-10	Years
Office equipment and furniture	5	Years
Vehicles	5	Years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year or period of disposition.

We examine the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Land use rights under capital lease

There is no private ownership of land in the PRC. All land in the PRC is owned by the government and cannot be sold to any individual or company. The government grants a land use right that permits the holder of the land use right to use the land for a specified period. Our land use rights were granted with a term of 50 years. Any transfer of the land use right requires government approval. We have recorded as an intangible asset under capital lease for the amount of the present value of total payment made to the leaser. The land use rights are amortized on the straight-line method over the lease terms. If the value of land use rights falls below our cost by 1%, we would be required to record an impairment loss, which would decrease our net income and earnings per share for the year ended of June 30, 2011 by approximately $1,955 and $0.0002 per share, respectively.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of glutinous products and other food upon shipment and transfer of title.

Income taxes

We have historical been  governed by the Income Tax Law of the PRC and British Virgin Island. As of January 28, 2011, the Company also became subject to the income tax laws of the U.S. Income taxes are accounted for pursuant to accounting standards, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

According to China State Administration to Taxation in Qiyang County in Hunan Province, from June 1, 2006 to December 24, 2009, the Company is qualified as a foreign invested joint venture, which qualified for an income tax waiver in the first five years as well as obtaining a one half income tax waiver for the following three years. According to China State Administration to Taxation in Qiyang County in Hunan Province, because the Company was awarded as a “Leading Agricultural Enterprise in Hunan Province” and invested in Qiyang Industrial Development Zone, starting from December 24, 2009, the Company continues to enjoy the income waiver. Xiangmei Food and Qiyang Honghui, established on December 23, 2010 and October 13, 2010 respectively, also receive a full income tax exemption from the local tax authority of PRC as an agricultural enterprise effectively on March 29, 2011 and will continue receive the income tax exemption as long as the favorable tax policy remains unchanged. Grain Wealth was incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, this entity is not subject to income taxes.

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

RESULTS OF OPERATIONS

Results of Operations for the year ended June 30, 2011 Compared to the year ended June 30, 2010

The following tables set forth key variance in our results of operations for the periods indicated, in dollars and percents, and key components of our revenue for the period indicated, in dollars.

Revenues. For the year ended June 30, 2011, we had net revenues of $43,129,098, as compared to net revenues of $25,098,672 for the year ended June 30, 2010, an increase of approximately 71.8%. The increase in net revenue was mainly attributable to rising sale prices, strong demand and continuous marketing efforts as further explained below.

Revenues by product line are as follows:

Sales Revenue	For the Years	For the Years	Increase	Percentage
	Ended June	ended June	(Decrease)	Change
	30, 2011	30, 2010
Frozen Rice Dumplings	$8,592,429	$5,907,076	$2,622,353	44.5%
Frozen Dumplings	4,660,553	2,947,368	1,713,185	58.1%
Frozen Pasta	2,921,253	2,719,930	201,323	7.4%
Ice Cream	5,757,654	3,848,626	1,909,028	49.6%
Sesame	1,171,056	632,187	538,869	85.2%
Peanuts	1,945,625	1,367,188	578,437	42.3%
Glutinous Rice	6,636,550	7,676,297	(1,039,747)	(13.5)%
Glutinous Rice Grain	11,506,978	-	11,506,978	N/A

Total net revenues	$43,129,098	$25,098,672	$18,030,425	71.8%

The increase in revenues from the sale of frozen rice dumplings was mainly attributable to our substantial increase in sales volume. For the years ended June 30, 2011, the sales volume is approximately 7,202,557 kg, as compared to the sale volume of approximately 5,367,756 kg for the years ended June 30, 2010, an increase of approximately 34.2%. The increase in sale volume was mainly attributable to increasing production capacity and consistent marketing efforts. In addition to the existing production line, the Company added a new rice dumplings product line and a cooling tunnel in  2011, which contributed to a larger production capacity in fiscal year 2011. We purchased glutinous rice directly from local farmers at prices based on the purchase contracts signed at the beginning of a year. The glutinous rice was usually processed to make glutinous rice flour, which was the major raw materials used in producing rice dumplings. Being able to supply  our own major raw material is a great advantage to other competitors in the market as glutinous rice flour prices and qualities vary from time to time. Hence, the Company made consistent efforts in marketing frozen rice dumplings. In addition, the increasing unit sales price also contributed to the sales increase. Starting from January 2011, we raised our sales prices in response to continuously increasing raw material cost. However, at the same time, in order to enter into the wider countryside market, we added a new line of low-priced rice dumplings in early 2011. Hence, the average sale price only increased slightly. The unit sales price increased to approximately $1.18 per kg for the year ended June 30, 2011 from 1.10 per kg for the year ended June 30, 2010.

The increase in revenues from the sale of frozen dumplings was mainly attributable to our substantial increase in sales volume. For the years ended June 30, 2011, the sales volume is approximately 3,868,405 kg, as compared to the sale volume of approximately 2,654,454 kg for the years ended June 30, 2010, an increase of approximately 45.7%. The increase in sale volume was attributable to sustained marketing efforts. In addition, the increasing unit sales price also contributed to the sales increase. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. However, due to the addition of a new line of low-priced dumplings in the fourth quarter of the year ended June 30, 2011, the average sale price only increased slightly. The unit sales price increased to approximately $1.20 per kg for the year ended June 30, 2011 from $1.11 per kg for the year ended June 30, 2010.

Frozen pasta mainly includes frozen steamed bread and noodles. The increase in revenues from the sale of frozen pasta was attributable to increase in sales prices, partially offset by a slight decrease in sales volume from the year ended June 30, 2010 to the year ended June 30, 2011. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. The unit sales price increased 14.5% to approximately $1.18 per kg for the year ended June 30, 2011 from $1.03 per kg for the year ended June 30, 2010. The unfavorable market contributed to a decline in sale volume. For the year ended June 30, 2011, the sales volume is approximately 2,476,959 kg, as compared to the sale volume of approximately 2,640,651 kg for the year ended June 30, 2010, a decrease of approximately 6.2%. The decline in sale volume occurred mainly in the second half of the year  ended June 30, 2011 as compared to the second half of the year  ended June 30, 2010. Although the sale volume declined slightly in the second half of the year ended June 30, 2011, we believe the sale decline is short-term in nature.

The increase in revenues from the sale of ice cream was mainly attributable to both increases in sales volume and increase in unit price. The increase in sale volume was attributable to accelerating customer numbers and demand due to sustained marketing efforts. For the year ended June 30, 2011, the sales volume is approximately 8,090,585 kg, as compared to the sale volume of approximately 6,541,812 kg for the years ended June 30, 2010, an increase of approximately 23.7%. Starting in January 2011, we began to implement stricter quality control on ice cream production and incurred higher cost. The raw material cost also continued to grow. In response to higher quality control cost and increasing raw material cost, we raised our sale price in the fourth quarter of the year ended June 30, 2011. The unit sales price increased 21% to approximately $0.71 per kg for the year ended June 30, 2011 from $0.59 per kg for the year ended June 30, 2010.

We cultivate glutinous rice, sesame and peanuts. Each year, we lease farmland by signing contracts with local farmers. We then select seeds, purchase fertilizers, make improvements on the farmland, hire labor, and harvest glutinous rice, sesame and peanuts by itself.

In the year ended June 30, 2011, we sold both glutinous rice and glutinous rice grain to meet customers’ various demands as compared to the sale of glutinous rice only in the year ended June 30, 2010. The sale revenue of glutinous rice decreased, while the sale revenue of glutinous rice grain increased dramatically. For the year ended June 30, 2011, the sales volume of glutinous rice is approximately 13,174,700 kg, as compared to the sale volume of approximately 15,825,414 kg for the year ended June 30, 2010, a decrease of 2,650,414 kg. For the year ended June 30, 2011, the sales volume of glutinous rice grain is approximately 21,096,489 kg, as compared to no sale for the years ended June 30, 2010. Usually we are able to obtain approximately 0.65 kilogram of glutinous rice by threshing a kilogram of glutinous rice grain, Hence, the total sale volume of both glutinous rice and glutinous rice grain increased from the year ended June 30, 2010 to the same period in 2011. The increase in sale volume is mainly attributable to increasing yield as a result of leasing more farmland from local farmers. In 2010, we leased glutinous rice farmland of approximately 44,131 Chinese acre, as compared with approximately 26,563 Chinese acre in 2009. The majority of these farmland have been improved to become more suitable for cultivation of glutinous rice. Although the glutinous rice and glutinous rice grain price continuously grown in China, we were unable to raise our sales price in 2010 based on fixed price one-year sales contracts with our customers in 2010.  During the fourth quarter of the year ended June 30, 2011, due to the expiration of the sale contracts, we were able to raise the sale price of glutinous rice and glutinous rice grain significantly.

The increase in revenues from the sale of sesame was mainly attributable to our substantial increase in capacity from the year ended June 30, 2010 to the year ended June 30, 2011. For the year ended June 30, 2011, the sales volume is approximately 636,845 kg, as compared to the sale volume of approximately 355,170 kg for the year ended June 30, 2010, an increase of approximately 79.3%. The increase in sale volume is mainly attributable to increasing yield as a result of leasing more sesame farmland from local farmers. Due to the fixed price one-year sales contracts signed with our customers in 2010, we were unable to raise our sales price. The unit sales price slightly increased 3.4% to approximately $1.84 per kg for the year ended June 30, 2011 from $1.78 per kg for the year ended June 30, 2010.

The increase in revenues from the sale of peanuts was mainly attributable to our substantial increase in capacity from the year ended June 30, 2010 to the year ended June 30, 2011. For the year ended June 30, 2011, the sales volume is approximately 1,719,136 kg, as compared to the sale volume of approximately 1,240,275 kg for the year ended June 30, 2010, an increase of approximately 38.6%. The increase in sale volume is mainly attributable to increasing yield as a result of leasing more peanuts farmland from local farmers. Due to the fixed price one-year sales contracts signed with our customers in 2010, we were unable to raise our sales price. The unit sales price slightly increased 2.7% to approximately $1.13 per kg for the year ended June 30, 2011 from $1.10 per kg for the year ended June 30, 2010.

Cost of revenues. Cost of revenues increased by $11,978,945, or 75.0%, from $15,978,235 for the year ended June 30, 2010 to $27,957,180 for the year ended June 30, 2011. The increase in cost of revenues is mainly attributed to both the increase in sales volume, as described in the above and increase in raw material cost.

Gross profit and gross margin. Our gross profit was $15,171,918 for the year ended June 30, 2011 as compared to $9,120,437 for the year ended June 30, 2010 representing gross margins of 35.2% and 36.3%, respectively. The decrease in our gross profit margin percentage was mainly attributable to faster increase in raw material costs than sales prices and the introduction of new line of low-priced products.

Gross margin percentages by product line are as follows:

	For the Year June 30 , 2011	For the Year June 30 , 2010
Frozen Rice Dumplings	38.7%	52.3%
Frozen Dumplings	35.3%	47.5%
Frozen Pasta	42.9%	48.3%
Ice Cream	44.0%	49.3%
Sesame	24.5%	20.9%
Peanuts	16.5%	18.2%
Glutinous Rice	11.2%	13.5%
Glutinous Rice Grain	44.2%	N/A

Overall gross profit %	35.2%	36.3%

The gross profit margin percentage of frozen rice dumplings decreased to 38.7% for the year ended June 30, 2011 from 52.3% for the years ended June 30, 2010. The price of raw material used in producing rice dumplings such as glutinous rice flour and sugar experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise our sales price as fast as our costs during the years ended June 30, 2011. In addition, we added a new line of low-priced rice dumplings in early 2011, which contributed to overall lower unit cost.

The gross profit margin percentage of frozen dumplings decreased to 35.3% for the year ended June 30, 2011 from 47.5% for the year ended June 30, 2010. The price of raw material used in producing rice dumplings such as flour and pork experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise its sales price as fast as our costs during the years ended June 30, 2011. In addition, we added a new line of low-priced rice dumplings in early 2011, which contributed to overall lower unit cost.

The gross profit margin percentage of frozen pasta decreased to 42.9% for the year ended June 30, 2011 from 48.3% for the year ended June 30, 2010. The price of raw material used in producing pasta such as flour experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise our sales price as fast as our costs during the years ended June 30, 2011.

The gross profit margin percentage of ice cream decreased to 44.0% for the year ended June 30, 2011 from 49.3% for the year ended June 30, 2010. The price of raw material used in producing ice cream such as sugar and beans experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise its sales price as fast as our costs during the years ended June 30, 2011.

The gross profit margin percentage of glutinous rice decreased to 11.2% for the year ended June 30, 2011 from 13.5% for the year ended June 30, 2010, while the gross profit margin of glutinous rice grain is about 45.0%. As described in the above, we were unable to raise glutinous rice sale price due to the fixed price one-year sale contracts in 2010. Starting from January 2011, we renewed our sales contracts and were able to raise sales prices of our glutinous rice and glutinous rice grain significantly.

The gross profit margin percentage of sesame increased to 24.5% for the year ended June 30, 2011 from 20.9% for the year ended June 30, 2010. We usually signed sales contracts of our self-cultivated agricultural crops such as sesame and peanuts early calendar year and delivered crops soon after being harvested. After signing the contract, we usually were not allowed to adjust our sales prices within a year. However, we sold remaining sesame in 2011, when we were able to raise sales price based on the new sales contracts.

The gross profit margin percentage of peanuts decreased to 16.5% respectively for the year ended June 30, 2011 from 18.2% for the year ended June 30, 2010. We usually signed sales contracts of our self-cultivated agricultural crops such as sesame and peanuts early calendar year and delivered crops soon after being harvested. After signing the contract, we usually were not allowed to adjust our sales prices within a year. In 2010, our cultivation cost including fertilizer and labor cost all increased due to inflation in the PRC. However, due to signed sales contracts, we were unable to raise our sales price at the same pace of its rising costs in 2010.

Selling expenses. Selling expenses were $2,086,206 and $1,239,766 for the year ended June 30, 2011 and 2010 respectively. Selling expenses consisted of the following:

	For the year Ended	For the year Ended	Percentage
	June 30, 2011	June 30, 2010	Increase/(Decrease)
Shipping and handling	$1,010,770	$715,910	41.2%
Compensations and related benefits	542,099	138,123	292.5%
Advertising and promotion	220,125	122,803	79.3%
Depreciation	33,785	28,380	19.0%
Rent	65,532	29,826	119.7%
Office expense	34,245	52,562	(34.8)%
Others	179,650	152,162	18.1%
Total	$2,086,206	$1,239,766	57.2%

selling expense as % of revenues	4.8%	4.9%

☐
Shipping and handling increased by $294,860 or 41.2% due to the increase in our sales volume, which demands more shipping and handling services. As our shipping volume continued to rise, we tended to use larger trucks, which costs less per cubic. Hence, we were able to keep our shipping cost percentage increase less than the sales percentage increase.

☐
Compensation and related benefits increased by $403,976 or 292.5%, which was mainly attributed to the increase in the number of salespersons and change of salesperson compensation policy in November 2010. The total number of salespersons continued to increase from seven as of June 30, 2010 to thirty-eight as of June 30, 2011. However, starting from November 2010, in order to encourage salespersons to further explore the market, we awarded salespersons commission in addition to  their base salary based on their position and contribution to the Company.

☐
Advertising and promotion expense increased by $97,322 or 79.3%, which was attributed to the increased sales efforts in exploring the market and a new two-year advertising contract with local personage.

☐	Depreciation expense increased by $5,405 or 19.0% due to addition to fixed assets such as refrigerators.

☐
Rental expense mainly included the cooling facilities rental and increased by $35,706 or 119.7%. In addition, in fiscal 2011, we rented a new cooling facility in Guling to explore the frozen food market in Guangxi Province.

☐	Office expense decreased by $18,317 or 34.8% due to implementation of stricter control.
☐	Other includes entertainment, vehicles expense and utilities. These variable expenses usually increased as the sales revenue increases.

General and administrative expenses. General and administrative expenses amounted to $1,342,172 for the year ended June 30, 2011, as compared to $967,548 for the same period in 2010, an increase of $372,899 or 38.5%. General and administrative expenses consisted of the following:

	For the Year Ended	For the Year Ended	Percentage
	June 30, 2011	June 30, 2010	Increase/decrease
Compensation and related benefits	$357,342	$258,003	38.5%
Depreciation	216,977	264,503	(18.0%)
Office expense	86,113	77,351	11.3%
Amortization of capital lease	4,327	4,200	3.0%
Professional service	291,598	-	N/A
Others	385,815	363,491	6.1%
Total	$1,342,172	$967,548	38.7%

General and administrative expense as % of revenue	3.1%	3.9%

☐	Compensation and related benefits increased by $99,339 or 38.5% due to an increase in the number of employees.

☐	Depreciation expense decreased by $47,526 or 18% due to certain depreciation was reclassified into cost of goods sold in 2011 based on the usage of the equipments.

☐	Office expense increased by $8,762 or 11.3% due to moderate expansion of administration team and better control.

☐	Amortization of capital lease expense increased by $127 or 3.0% due to exchange rate variance. The amortization in RMB is consistent over periods.

☐	Professional service fee mainly included the audit and legal fee associated with US SEC filings because we acquired subsidiaries in China in February 2011.,

☐
Other general and administrative expenses increased by $22,324 or 6.1%. It mainly includes utilities, repairs, telecommunication, conference expense and certain low-value material. These expenses increased as we grew.

Income from operations. For the year ended June 30, 2011, income from operations was $11,743,540, as compared to $6,913,123 for the year ended June 30, 2010, an increase of $4,830,417 or 69.9%.

Other income (expenses). For the year ended June 30, 2011, other expense amounted to $429, 827 as compared to other expenses of $225,003 for the same period in 2010. For the year ended June 30, 2011 and 2010, other income (expense) included:

☐
Interest expense increased by $120,884 or 30.4%. During the year ended June 30, 2011, we incurred more interest mainly attributed to more bank loans. As of June 30, 2011, the Company had bank loan balance of $8,616,955 as compared to approximately $5,779,455 at June 30, 2010.

☐
Non-operational income decreased by $76,529 or 45.8%. Non-operational income consists of a government subsidy to the Company as financial support to its agricultural enterprise. The amount varies period by period at the local government’s discretion.

Income tax expense. The Company enjoyed an income tax exemption as an agricultural related business.

Net income. As a result of the factors described above, our net income for the years ended June 30, 2011 was $11,313,713, or $1.13 per share (basic and diluted). For the year ended June 30, 2010, we had net income of $6,688,120 or $0.73 per share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,190,908 for the year ended June 30, 2011 as compared to $39,961 for the same period in 2010. The significant variance in foreign currency translation gain is caused by appreciation of RMB against US dollar during the year ended June 30, 2011 as compared to the same period in 2010.  This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the year ended June 30, 2010, comprehensive income of $12,504,621 is derived from the sum of our net income of $11,313,713 plus foreign currency translation gains of $1,190,908.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, our balance of cash and cash equivalents was $668,199 as compared to $1,561,275 as of June 30, 2010. This balance changed moderately in spite of increased net income of $11,313,713 because we invested approximately $8,560,000 in the Qiyang Industrial Development Zone to construct a new building. In addition, we used the proceeds received from private placement and bank loans in spending on the farmland development of approximately $9,000,000.

We currently generate our cash flow mainly through operations which we believe will be sufficient to sustain our current level operations for at least the next twelve months.

Net cash provided by operating activities increased in the year ended June 30, 2011 by $6,456,388 to $11,567,605 from net cash provided by operating activities of $5,111,217 for the year ended June 30, 2010. These changes were mainly brought about by changes as follows: an increase in net income of $4,629,593, an increase in cash used for  inventory of $5,105,999, an increase in cash used in advances to suppliers and other prepaid expense of $523,076, an increase in accounts payable of $5,718,501, an increase in cash provided by advances from customers of $726,191.

Net cash used in investing activity increased by $11,512,044  in the year ended June 30, 2011 compared to the same period ended in 2010 which is due to increase in cash of $7,324,277 used for our acquisition of property and equipment and increase in cash of $4,363,291 used in farmland improvements.

Net cash provided by financing activities increased by $4,123,005 to $5,059,133 in the year ended June 30, 2011 compared to $936,128 provided by financing activities at the same period ended in 2010. This was due to an increase in cash provided by long-term loans of $4,625,793, an increase in proceeds of $3,517,730 received from the private placement, offset by payment of cash dividends of $950,002 and repayment for short-term bank loans of $2,162,219.

Working capital at June 30, 2011 increased by $3,670,085 or 446.5% to $4,491,999 from $821,914 at June 30, 2010, primarily due to an increase in inventory and decrease in short-term loans.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.          Financial Statements and Supplementary Data.

The consolidated financial statements and financial statement schedule are included in Part III, Item 15 (a) (1) and (2) of this Annual report on Form 10-K.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, as of June 30, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our President, Chief Executive Officer and Chief Financial and Accounting Officer concluded that there are material weaknesses indentified below in internal control, and therefore disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2011, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

•
We do not have accounting personnel with sufficient knowledge, experience and training in U.S. GAAP standards. We do not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S.GAAP. This could result in us being unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review, and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP and disclosure requirements of the Securities and Exchange (the “SEC”).

•
We do not have a function audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

•
The relative small number of professionals we employ in our accounting functions prevents us from appropriate segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Remediation of Material Weaknesses

The Company is committed to improving its financial organization. As part of this commitment, the Company will seek to create to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function including (i) appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirement.

Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the accounting department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. We believe that these actions coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

As a smaller reporting company, we are not required to include in this Annual Report an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information.

On June 30, 2011, our PRC subsidiary, Qiyang Honghui entered into an equity transfer agreement with Taiping Zhou, our President, Chief Executive Officer and Chairman of the Board of Directors (the “Equity Transfer Agreement”). Pursuant to the terms of the Equity Transfer Agreement, Taiping Zhou, holding 100% of the equity interests of Hunan Xiangmei, and agreed to transfer all of their equity interests in Hunan Xiangmei to Qiyang Honghui (the “Transaction”).

On August 1, 2011, Qiyang Honghui completed the registration of the equity change of Hunan Xiangmei with local Administration for Industry and Commerce. As a result of the Transaction, Qiyang Honghui became a sole shareholder of Hunan Xiangmei, and therefore also a wholly owned subsidiary of the Company.

On September 27, 2011, Xiangmei Food entered into a series agreements with Hunan Xiangmei, pursuant to which the contractual arrangements between Qiyang Xiangmei and Xiangmei Food were terminated.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Director and Executive Officer

Our executive officers and directors are as follows:

NAME	AGE	POSITION

Taiping Zhou	59	Chairman of the Board of Directors and President, Chief Executive Officer, and Chief Financial Officer
Xiaohui Wu	39	Director
Jiling Zhou	30	Director

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Taiping Zhou
Mr. Zhou has been a self-employed businessman since 1981. In 2004, he founded Hunan Xiangmei  and has been the Company’s Chairman since inception. He has earned many honors, including the Deputy to the People’s Congress of Yongzhou National Outstanding Farmer and the Outstanding Entrepreneur of Yongzhou. He is currently pursuing an Executive Master of Business of Administration (EMBA) degree at Tsinghua University of China.

Xiaohui Wu
From 1996 to 2006, Mr. Wu worked for the Ministry of Foreign Affairs of China. In 2006, he began working with Genesis Equity Partners, LLC and Geniusland International Capital Limited to consult with companies looking to go public on US exchanges. He has successfully advised CWS and CJJD in their listing on the Nasdaq marketplace.

We believe that Mr. Wu is qualified to serve on our Board of Directors because he brings a broad base of knowledge and experience in the listing of companies in the U.S..

Jiling Zhou
Mr. Zhou is the son of Taiping Zhou and has worked for Hunan Xiangmei  since 2004. Between 2004 and 2008, Mr. Zhou learned the business by working as a factory worker, workshop supervisor, manager of the purchase department and vice general manager of the Company. In December 2008, he became a President and executive officer of Hunan Xiangmei . He holds a bachelor’s degree and is currently pursuing an MBA degree.

We believe that Mr. Zhou is qualified to serve on our Board of Directors because he brings a broad base of knowledge and experience in food industries.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our sole officer is appointed by our Board of Directors and holds office until removed by the Board of Directors.

Mr. Xiaohui Wu and Mr. Jiling Zhou were appointed to serve on our board of directors immediately after the closing of the share exchange on January 28, 2011 and will remain in office until the next annual meeting of our stockholders (or until a successor has been duly elected and qualified) or until they are removed in accordance with our bylaws. There are no agreements or understandings between Mr. Taiping Zhou, Mr. Xiaohui Wu, Mr. Jiling Zhou and any other person pursuant to which Mr. Taiping Zhou, Mr. Xiaohui Wu and Mr. Jiling Zhou were selected as a director or executive officer.

Family Relationships

Except Mr. Taiping Zhou and Mr. Jiling Zhou are father and son, there are no family relationships between our director and executive officer.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officer.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officer.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year 2011.

Code of Ethics

We have not adopted a Code of Ethics that is applicable to our Chief Executive Officer and chief financial and principal accounting officer. We are in the process of formulating a code of ethics and intend to adopt one in the future.

Item 11.        Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, our executive officers during the years ended June 30, 2011 and 2010:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Taiping Zhou	2011	22,100	-	-	-	22,100
(Chairman, President, Chief Executive Officer, Chief Financial Officer)	2010	21,454	-	-	-	21,454
Xiaohui Wu,	2011	10,000				10,000
(Director)	2010	10,000	-	-	-	10,000
Jiling Zhou,	2011	13,030				13,030
(Director)	2010	12,727	-	-	-	12,727

Narrative Disclosure to Summary Compensation Table

For the year ended June 30, 2011, Mr. Taiping Zhou received annual compensation of $22,100. For the year ended June 30, 2010, Mr. Taiping Zhou received annual compensation of $21,454. We previously entered into an employment agreement with Mr. Taiping Zhou on March 20, 2006 with a three-year terms which has expired on March 19, 2011.  We have renewed the employment agreement with Mr. Taiping Zhou on March 19, 2011, with a three-years terms which expeire on March 20, 2014.

Outstanding Equity Awards at Fiscal Year-End Table

We do not have any equity compensation plans and therefore no equity awards were issued or are outstanding as of the fiscal year end of 2011.

Director Compensation

Our directors are permitted to receive fixed fees and other compensation for their services as directors. Our Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, Mr. Xiaohui Wu and Mr. Jiling Zhou in their capacities as a director. We currently do not have an established policy to provide compensation to members of our Board of Directors for services rendered in that capacity.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of September 28, 2011. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of September 28, 2011, 11,057,450 shares of our common stock were issued and outstanding. Unless otherwise stated, the business address of the person listed below is c/o Hunan Xiangmei Food Co, Ltd., 200 Taozhu Road, Wuxi Town, Qiyang County, Yongzhou City Hunan Province, China.

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock *

Excel Deal International Limited(1)(2)	6,296,480	56.94%
Geniusland International Capital Limited(3)	990,840	8.96%
Suzhou Sike Zeshang Investments (4)	840,817	7.60%

(1)	Subject to the Call Option Agreement described in Footnote 2 and the discussion below, Zhou Huiling has voting power and dispositive control of the shares held by Excel Deal International Limited.
(2)
Pursuant to a call option agreement, Mr. Taiping Zhou, our Chairman, Chief Executive Officer, and Chief Financial Officer will have an option, subject to certain vesting periods, to acquire from Zhou Huiling, the sole shareholder of Excel Deal International Limited, up to 100% over a three year vesting period, of the equity of Excel Deal International Limited. Upon exercise of such option, Mr. Zhou will own 100% of the equity of Excel Deal International Limited, and will have voting power and dispositive control of the shares held by Excel Deal International Limited.

(3)
Geniusland International Capital Limited has an address of P.O. Box 957, Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands.   Liqun Sun has voting power and dispositive control of the shares held by Geniusland International Capital Limited.

(4)
Suzhou Sike Zeshang Investments has an address of Team 4, Shuangyang Village, Zhenze Town, Wujing, Jiangsu, China. Yuhua Chen has voting power and dispositive control of the shares held by Suzhou Sike Zeshang Investments.

Item 13.        Certain Relationship and Related Transactions, and Director Independence.

Related Party Transactions

The Company leases a total of 7,529 square meters of land at its manufacturing site from our Chairman, Chief Executive Officer, and Chief Financial Officer Mr. Taiping Zhou and our director Mr. Jiling Zhou. The term of the lease commenced in April 2006 and will expire on December 31, 2055, with an annual lease payment of RMB 94,861 (approximately $14,675). The present value of the total lease payments at inception was RMB 1,414,260 (approximately $218,790), which was calculated with a discount rate of 6.39%, a prevailing PRC long-term borrowing rate in April, 2006. As of June 30, 2011, the Company owed to Mr. Taiping Zhou and Mr. Jiling Zhou an amount of $651,150 under the lease, including accrued lease obligation, interest expense, an operating dormitory lease and Qiyang Honghui’s acquisition cost. The Company has not made any payments to capital lease of land leased from Mr. Taiping Zhou and Mr. Jiling Zhou From time to time, Taiping Zhou provided advances to the Company for working capital purposes. The advances were usually short-term in nature and bore interest similar to popular bank interest rates in the same period. On March 31, 2011, the Company has paid off all advances from Taiping Zhou. As of June 30, 2011, the Company owed the accrued interest of $337,435 to Mr. Taiping Zhou.

The Company leased two dormitories located adjacent to the Company as staff dormitory from Taiping Zhou and Jiling Zhou, the lease is effective from March 1, 2008 to February 28. 2018. The annual rent is approximately $10,190 (RMB 67,626). The Company paid $3,598 rent expense to Taiping Zhou and Jiling Zhou and owed Taiping Zhou and Jiling Zhou of $6,592 as of June 30, 2011.

Director Independence

Mr. Taiping Zhou, Mr. Xiaohui Wu, and Mr. Jiling Zhou, the members of our Board of Directors, are not independent using the definition of independence under the rules of the SEC.

Item 14.        Principal Accountant Fees and Services.

Fees paid to Friedman LLP

The following table shows the aggregate fees we paid for professional services provided to us by Friedman LLP for 2011 and 2010:

	2011	2010
Audit Fees	$130,000	$100,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$130,000	$100,000

Audit Fees

For the fiscal years ended June 30, 2011 and 2010, we paid approximately $130,000 and $100,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended June 30, 2011 and 2010.

Tax Fees

For our fiscal years ended June 30, 2011 and 2010, we paid $3,868 and $2,310, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2011 and 2010.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular  service,  the  Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee.  Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2011 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2010. However, all of the above services in 2010 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China New Greenfood Co. Ltd.

Dated: September 28, 2011	By:	/s/ Taiping Zhou
Taiping Zhou
President, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Taiping Zhou	President, Chief Executive Officer,	September 28, 2011
Taiping Zhou	Chief Financial Officer

Signature	Title	Date

/s/ Taiping Zhou	President, Chief Executive Officer, Chief Financial Officer, Director	September 28, 2011
Taiping Zhou
/s/ Xiaohui Wu	Director	September 28, 2011
Xiaohui Wu
/s/ Jiling Zhou	Director	September 28, 2011
Jiling Zhou

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement dated January 28, 2011 (1)
4.1	Warrant issued to EduChina-US (1)
10.1	Securities Purchase Agreement dated January 28, 2011 (1)
10.2	Call Option Agreement between Lucy Xia and Taiping Zhou (1)
10.3	Hunan Xiangmei Food Co., Ltd. Form of Entrust Planting Agreement with local farmers (1)
10.4	Hunan Xiangmei Food Co., Ltd. Form of Glutinous Rice Order and Planting Agreement with Suppliers (1)
10.5	Hunan Xiangmei Food Co., Ltd. Form of Raw Material Suppliers Agreement (1)
10.6	Agricultural Products Purchase Agreement between Hunan Xiangmei Food and Henan Yunhe Cailanzi (1)
10.7	Property Lease Agreement (1)
10.8	Investment Agreement between Hunan Xiangmei Food Co., Ltd. and Hunan Qiyang Industrial Zone Management Committee (1)
10.9	Employment Agreement with Taiping Zhou (1)
10.10	Employment Agreement with Jiling Zhou (1)
10.11	Voting Rights Proxy (1)
10.12	Equity Pledge Agreement (1)
10.13	Operating Agreement (1)
10.14	Option Agreement (1)
10.15	Consulting Services Agreement (1)
10.16	Termination Agreement to Voting Rights Proxy
10.17	Termination Agreement to Consulting Services Agreement
10.18	Termination Agreement to Equity Pledge Agreement
10.19	Termination Agreement to Operating Agreement
10.20	Termination Agreement to Option Agreement
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2011, as amended.
*	Filed herewith
+	Furnished herewith

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independence Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of June 30, 2011 and 2010	F-3

Consolidated Statements of Income and Comprehensive Income - For the years ended June 30, 2011 and 2010	F-4

Consolidated Statements of Changes in Stockholders' Equity- For the years ended June 30, 2011 and 2010	F-5

Consolidated Statements of Cash Flows - For the years ended June 30, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China New Greenfood Co., Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of China New Greenfood Co., Ltd. and subsidiaries (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended June 30, 2011and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
Marlton, New Jersey
September 28, 2011

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
CONSOLIDATED BALANCE SHEETS

	June 30
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$668,199	$1,561,275
Restricted cash	459,978	241,067
Accounts receivable	968,680	642,021
Inventories	12,541,965	5,570,594
Advances to suppliers and other prepaid expense	780,971	123,016
Total Current Assets	15,419,793	8,137,973

Property, plant and equipment, net	17,511,399	8,917,152
Farm development cost, net	14,490,299	5,807,431
Land use rights under capital lease, net	195,467	189,792
Deposit on land use right	185,644	176,248

Total Assets	$47,802,602	$23,228,596

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term loans payable	$3,094,059	$5,045,090
Obligation under capital lease from related parties	962	858
Accounts payable and accrued expenses	6,967,374	836,810
Taxes payable	428,856	127,714
Dividends Payable	-	926,017
Due to related parties	436,543	379,570

Total Current Liabilities	10,927,794	7,316,059

Long-term loans payable	5,522,896	734,365
Obligation under capital lease from related parties, less current portion	213,645	203,746
Warrants liability	321,432	-

Total Liabilities	16,985,767	8,254,170

Commitments

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized; 11,057,450
and 9,200,000 shares issued and outstanding at June 30, 2011 and 2010	11,057	9,200
Additional paid in capital	7,203,946	3,868,015
Retained earnings	21,151,336	9,837,623
Statutory reserve	704,289	704,289
Accumulated other comprehensive income	1,746,207	555,299
Total Stockholders' Equity	30,816,835	14,974,426

Total Liabilities and Stockholders' Equity	$47,802,602	$23,228,596

The accompanying footnotes are an integral part of these consolidated financial statements

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years Ended
	June 30,
	2011	2010

NET REVENUES	$43,129,098	$25,098,672
COST OF REVENUES	27,957,180	15,978,235
GROSS PROFIT	15,171,918	9,120,437

OPERATING EXPENSES:
Selling and marketing expenses	2,086,206	1,239,766
General and administrative expenses	1,342,172	967,548
Total Operating Expenses	3,428,378	2,207,314

INCOME FROM OPERATIONS	11,743,540	6,913,123

OTHER (EXPENSE) INCOME:
Interest income	6,350	5,334
Interest expense	(518,156)	(397,272)
Non-operational income	90,406	166,935
Change in fair value of warrants liability	(8,427)	-
Total Other (Expense) Income	(429,827)	(225,003)
	-
INCOME BEFORE INCOME TAXES	11,313,713	6,688,120
INCOME TAXES	-	-
NET INCOME	$11,313,713	$6,688,120

COMPREHENSIVE INCOME:
Net Income	$11,313,713	$6,688,120
Other Comprehensive Income:
Foreign currency translation gain	1,190,908	39,961
TOTAL COMPREHENSIVE INCOME	$12,504,621	$6,728,081

BASIC AND DILUTED INCOME PER COMMON SHARE	$1.13	$0.73

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	9,978,602	9,200,000
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	9,978,602	9,200,000

The accompanying footnotes are an integral part of these consolidated financial statements

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY
For years ended June 30, 2011 and 2010
						Accumulated
						Other	Total
	Common Stock		Additional	Retained	Statutory	Comprehensive	Shareholders'
	Number of Shares	Amount	Paid-in Capital	Earnings	Reserve	Income	Equity

Balance, June 30, 2009	9,200,000	$9,200	$1,198,529	$6,708,817	$704,289	$515,338	$9,136,173

Cash dividends declared		-	-	(3,559,314)	-	-	(3,559,314)

Cash dividends reinvested		-	2,669,486	-	-	-	2,669,486

Comprehensive income:
Net income for the year		-	-	6,688,120	-	-	6,688,120

Foreign currency translation adjustment		-	-	-	-	39,961	39,961

Balance, June 30, 2010 (Resroactively Restated)	9,200,000	$9,200	$3,868,015	$9,837,623	$704,289	$555,299	$14,974,426

Issuance of shares in reverse merger on Juanuary 28, 2011	300,000	300					300

Capital contribution			12,763				12,763

Insuance of common shares in private placement	1,057,450	1,057	3,516,673				3,517,730

Stock Issuance for service	500,000	500	119,500				120,000

Stock warrants issued in connection with private placement			(313,005)				(313,005)

Comprehensive income:
Net income for the year		-	-	11,313,713	-	-	11,313,713

Foreign currency translation adjustment		-	-	-	-	1,190,908	1,190,908

Balance, June 30, 2011	11,057,450	$11,057	$7,203,946	$21,151,336	$704,289	$1,746,207	$30,816,835

The accompanying footnotes are an integral part of these consolidated financial statements

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMALY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,313,713	$6,688,120
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	656,000	609,181
Amortization-farm development cost	851,399	259,651
Amortization-land use rights under capital lease from related parties	4,327	4,200
Change of fair value of warrants liability	8,427	-
Stock based compensation	120,000	-
Changes in assets and liabilities:
Restricted cash	(200,698)	(241,067)
Accounts receivable	(284,822)	(264,287)
Inventories	(6,500,718)	(1,394,719)
Advances to suppliers and other prepaid expense	(636,717)	(113,641)
Accounts payable and accrued expenses	5,930,187	211,686
Advance from customers	-	(726,191)
Taxes payable	286,674	43,309
Due to related party	19,833	34,975
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,567,605	5,111,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,563,598)	(1,239,321)
Increase in farmland development cost	(9,006,780)	(4,643,489)
Deposit on land use rights	-	(175,524)
NET CASH USED IN INVESTING ACTIVITIES	(17,570,378)	(6,058,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short-term loan payable	6,027,092	943,442
Repayment of short-term loans	(8,189,311)	-
Proceeds of long-term loan payable	4,746,335	-
Repayment of long-term loans	(120,542)	-
Proceeds of loan from related party	15,068	-
Repayment of loans from related party	-	(7,314)
Payment of cash dividend	(950,002)	-
Proceeds from private placement	3,517,730	-
Capital contribution by shareholder	12,763	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,059,133	936,128

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	50,564	9,262

NET INCREASE IN CASH AND CASH EQUIVALENTS	(893,076)	(1,727)

CASH AND CASH EQUILAVENTS - beginning of year	1,561,275	1,563,002

CASH AND CASH EQUIVALENTS - end of year	$668,199	$1,561,275
	-	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$504,743	$361,502
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Cash dividends declared	$-	$(3,688,859)
Cash dividends reinvested	$-	$2,766,644
Accrual of capital lease payments to related party	$881	$804
Accrual of farmland development cost	$421,504	$-
Warrants issued for service	$(313,005)	$-

The accompanying footnotes are an integral part of these consolidated financial statements

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

Immediately prior to the Share Exchange, the Company had 1,000,000 shares of our Common Stock issued and outstanding. On January 28, 2011, in connection with the closing of the Share Exchange, the Company’s then chief executive officer and principal accounting officer Zengxing Chen cancelled 700,000 shares of the Common Stock that he owned, and resigned from our board of directors (the “Board”) and all officer positions that he held. The Company  appointed Taiping Zhou as the Chairman of the Board and Xiaohui Wu and Jiling Zhou as members of the Board, and the Company also appointed Taiping Zhou as their Chief Executive Officer and Jiling Zhou as President.

In connection with the Share Exchange Agreement. The Company issued an aggregate of 500,000 shares of the Common Stock as compensation for legal and consulting services rendered. The issuance of such securities was exempt from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

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

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Under these contractual arrangements, which obligate Xiangmei Food to absorb a majority of the risk of loss from Hunan Xiangmei’s activities and entitle it to receive a majority of its residual returns, Xiangmei Food has gained effective control over Hunan Xiangmei. Through these contractual arrangements, Xiangmei Food now holds the variable interests of Hunan Xiangmei, and Xiangmei Food becomes the primary beneficiary of Hunan Xiangmei. Based on these contractual arrangements, Hunan Xiangmei is considered as a Variable Interest Entity (“VIE”)  under ASC 810, "Consolidation ", because the equity investor in Hunan Xiangmei no longer has the characteristics of a controlling financial interest. Accordingly, Hunan Xiangmei should be consolidated under ASC 810.

On March 23, 2011, Xiangmei Food entered into a Share Exchange Agreement with Qiyang Honghui Agricultural Technoloical and Development Co., Ltd. ("Honghui") to purchase 100% of shares of Honghui for a price of $15,225 (RMB100,000).  As a result of the Share Exchange, Honghui is a 100% owned subsidiary of Xiangmei Food.

On June 30, 2011, Zhou Taiping entered into a Share Transfer Agreement to transfer 100% of his shares in Hunan Xiangmei to Honghui for free. As a result of the transfer agreement, Hunan Xiangmei becomes 100% owned by Honghui.

Grain Wealth is effectively controlled by, Mr. Zhou Taiping, and Grain Wealth has 100% equity interest in Xiangmei Food as of June 30, 2010. Therefore, Xiangmei Food and Hunan Xiangmei are considered under common control. The consolidation of Xiangmei Food and Hunan Xiangmei has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between Xiangmei Food and Hunan Xiangmei had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

Basis of presentation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”) and are expressed in U.S. dollars.

Principal of Consolidation

The consolidated financial statements include the financial statements of China New Greenfood, Grain Wealth, Xiangmei Food and its 100% controlled subsidiary Hunan Xiangmei and 100% owned subsidiary Honghui (collectively, “Company”). All significant inter-company balances and transactions are eliminated upon consolidation.

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended June 30, 2011 and 2010 include the allowance for doubtful accounts, inventory and the reserve for slow moving or perishable inventory, the useful life of property and equipment and intangible assets, stock-based compensation for legal service provided by attorneys, fair value of warrants issued in connection with the private placement and assumptions used in assessing impairment of long-term assets.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, advances to suppliers, accounts payable, short-term loans, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments.

The fair value of the long-term loan as of June 30, 2011 and 2010 also approximated its recorded value because the interest rates are not substantially different than current interest rates.

The Company evaluated the fair value of the capital lease obligation – related parties, net of current portion at the balance sheet dates and determined that the book value of equipment loans payable approximated the fair market value based on level 3 inputs.

The Company evaluated the fair value of the warrants and determined that fair value was measured based on the level 3 inputs. (See Note 17 ).

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in the PRC. Balances in banks in the PRC are uninsured.

Restricted cash

In order to secure its loan, banks in China often require certain deposits to be held as a percentage of loans in a separate bank’s account. Usually the Company is prohibited from using the deposit without authorization from the banks.  The required deposit is reported as restricted cash in the accompanying balance sheets.

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company may maintain allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. An allowance for doubtful accounts was not considered necessary at June 30, 2011 and 2010.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company maintains a small quantity of frozen foods inventory throughout the year and has not experienced any slow moving or perishable items and does not consider it necessary to record an inventory reserve at June 30, 2011 and 2010. As of June 30, 2011, the Company has agreements with farmers, pursuant to which the Company is guaranteed to receive 450 kg glutinous rice grain, 150 kg peanuts and 75 kg sesames per chinese acre per harvest season from the farmers.

Prepayments for growing crops, considered work in process, are reported at lower of cost or market, are mainly costs incurred to grow the crops. The costs included direct cost such as seed selection, fertilizer, labor costs and contract fees that are spent in growing glutinous rice, peanuts and sesame on the contracted farmland and indirect cost which includes amortization of farmland development cost. All the costs are accumulated until the time of harvest and then allocated to glutinous rice, peanuts and sesame based on usage of the farmland in July and October, the harvest seasons of glutinous rice, and August, the harvest season of peanuts and sesame.

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment

Property, plant and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company evaluates property and equipment for impairment when events or changes in circumstances reflect the possibility that their recorded value may not be recoverable.

 Impairment of long-lived assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended June 30, 2011 and 2010.

Income taxes

As of June 30, 2010, the Company was governed only by the Income Tax Laws of the People’s Republic of China and British Virgin Island.  As of January 28, 2011, the Company also became subject to the income tax laws of the U.S. The Company accounts for income taxes under the provisions of ASC740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement basis of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company had no deferred taxes as of June 30, 2011 and 2010.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosure. There are no material uncertain tax position as of June 30, 2011 and 2010, respectively.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of glutinous rice and other consumer food upon shipment and transfer of title.

Shipping costs

Shipping costs are included in selling expenses and totaled $766,343 and $503,316 for the years ended June 30, 2011 and 2010, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statement of operations. For the years ended June 30, 2011 and 2010, advertising expense amounted to $136,711 and $70,273, respectively.

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative transaltion adjustment and effect of exchange rate changes for the years ended June 30, 2011 and 2010 was $50,564 and $9,262, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and Liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses, if any, that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transactions in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2011 and 2010 were translated at 6.4640RMB to $1.00 and at 6.8086RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended June 30, 2011 and 2010 were 6.6367RMB and 6.8367RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (Continued)

and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. The Company does not expect the adoption of this ASU to have any material effect on its consolidated financial statements.

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassification

Certain items including cash and cash equivalents,  restricted cash, payroll payable and accounts payable and accrued expenses in the 2010 consolidated financial statements have been reclassified to conform to the presentation used in the 2011 consolidated financial statements.

NOTE 3 – INVENTORIES

At June 30, 2011 and 2010, inventories consisted of the following:

	June 30, 2011	June 30, 2010
Raw materials	$1,199,350	$301,985
Work in process	11,176,341	5,209,735
Finished goods	166,274	58,874

Inventories, Net	$12,541,965	$5,570,594

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2011 and 2010, property, plant and equipment consist of the following:

	Useful Life	June 30, 2011	June 30, 2010
Office equipment and furniture	5 Years	$45,069	$38,296
Manufacturing equipments	5-10 Years	4,100,499	3,640,276
Vehicles	5 Years	145,584	138,215
Building and building improvements	5-30 Years	6,517,821	6,187,938
Less: accumulated depreciation		(2,440,365)	(1,677,415)
Construction-in-progress		9,142,791	589,842
		$17,511,399	$8,917,152

 For the years ended June 30, 2011 and 2010, depreciation expense amounted to $656,000 and $ 609,181  of which $405,238 and $316,298 is included in cost of sales, $33,785 and $28,380 included in selling expense, and $ 216,977 and $264,503 is included in general and administrative expenses, respectively.

NOTE 5 – FARMLAND DEVELOPMENT COSTS

The Company has entered into several land developing agreements with a number of farming cooperatives since 2006. The farmland development costs are the costs to develop the farmland, which include water distribution systems and drainage tile. The Company hires the labor to grow and harvest glutinous rice, peanuts and sesame by itself. The agreements have terms of 10 years expiring on various dates. The Company uses the straight-line method to amortize the farmland development costs over the life of the contracts.

Farmland development costs as of June 30, 2011 and 2010 are as follows:

	Useful Life	June 30, 2011	June 30, 2010
Farmland development costs	10 Years	$15,677,027	$6,104,192

Less: accumulated amortization		(1,186,728)	(296,761)

Farmland development costs, Net		$14,490,299	$5,807,431

Amortization of Farmland Development Costs attributable to future periods is as follows:

Twelve months ending June 30
2012	$1,567,703
2013	1,567,703
2014	1,567,703
2015	1,567,703
2016	1,567,703
Thereafter	6,651,784
$14,490,299

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 6 – DEPOSIT ON LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. As of June 30, 2011, the Company paid deposits of 1,200,000RMB ($185,644) for the land use right of 100 Chinese chinese acre in the Hunan QiYang Industry Development Zone. The land use rights will have a 50 year terms upon delivery of certificate of land use rights title from the local government in the PRC. As of June 30, 2011, the Company has been constructing buildings in the land. However, the land use title has not been issued to the Company until the construction is completed. Hence, the Company records no amortization until the construction is complete.

NOTE 7 – SHORT-TERM LOANS

At June 30, 2011 and 2010, short-term loans payable consisted of the following:

	June 30, 2011	June 30, 2010
Loan payable to Agriculture Development Bank of China(“ADBC”), due and repaid on May 30, 2011 with annual interest at 5.31% and secured by certain equipments of the Company and real estate owned by Zhou Taiping and Zhou Jiling, Director and CEO of the Company respectively	$-	$2,643,715

Loan payable to Village Bank of Qiyang County due and repaid on March 25, 2011 with annual interest of 9.558% secured by assets of the Company	-	719,678

Loans payable to ADBC, due on September 16, 2011 with annual interest of 5.31%. The outstanding balance was repaid on September, 16, 2011.	1,547,029

Loans payable to ADBC, due and repaid on August 24, 2010, with annual interest of 5.31%.	-	1,028,112

Loan payable to ADBC, due and repaid on September 28, 2010 but extended with annual interest of 5.31%.	-	653,585

Loan payable to Industrial and Commercial Bank of China, due on November 14, 2011 with annual interest of 5.31% and assured by Yongzhou Small to Mid-size Company Credit Guarantee Co. Ltd.	773,515	-

Loan payable to Industrial and Commercial Bank of China, due on April 18, 2012 with annual interest of 6.66%	773,515	-
Total	$3,094,059	$5,045,090

The weighted average short term loan balance was $7,696,367 and $4,907,396 as of June 30, 2011 and 2010. The weighted average interest rate for short term loan was 5.64% and 6.05% for 2011 and 2010 respectively.

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 8 – LONG-TERM LOANS

At June 30, 2011 and 2010, long-term loans consisted of the following:

	June 30, 2011	June 30, 2010
Loan payable to ADBC, due on April 28, 2013, with annual interest rate of 7.74%, and secured by commercial real estate owned by the Company.*	$649,752	$734,365

Loan payable to ADBC, due on August 31, 2012, with annual interest rate of 5.85%**	2,011,139	-

Loan payable to ADBC, due on April 23, 2013, with annual interest rate of 6.31%, and secured by the Company’s buildings and land use rights owned by Zhou Taiping and Zhou Jiling, ***	2,103,960	-

Loan payable to Village Bank of Qiyang County, due on March 31, 2013, with annual interest rate of 10.665%.****	758,045	-
Total	$5,522,896	$734,365

* At April 29, 2008, the Company borrowed $758,045 (RMB 5,000,000) from Agriculture Development Bank of China (ADBC).The loan was utilized in purchasing glutinous rice powder product line and constructing warehouses. On February 12, 2011, the Company repaid approximately $119,350 (RMB800,000). ADBC has approved extension of all the remaining principle repayments, a total of $649,752 (RMB 4,200,000) to April 28, 2013.

**The loan borrowed on May 19, 2011 was utilized specifically for purchase of glutinous rice from local farmers. The principle amount of $773,515 (RMB 5,000,000) and $1,237,624 (RMB 8,000,000) are due on July 31, 2012 and August 31, 2012, respectively. ADBC requires the Company to collect at least 50% of its sales. Otherwise, ADBC is granted the right to demand early repayments of the loan principals.

*** The loan borrowed on June 27, 2011 was utilized specifically for raw material purchases. The principal amounts of $773,515 (RMB5,000,000), $773,515(RMB5,000,000) and $556,930(RMB3,600,000) are due on February 28, 2013, March 31, 2013 and April 20, 2013, respectively. ADBC requires the Company to collect at least 50% of its sales. Otherwise, ADBC is granted the right to demand early repayments of the loan principals.

**** On March 31, 2011, the Company borrowed $758,045 (RMB4,900,000) from Village Bank of Qiyang County, due on March 31, 2013, with annual interest rate of 10.665%. The loans are used for working capital purpose.

As of June 30, 2011, scheduled future loan repayments were as follows:

For the year ended June 30,	Amount
2012	$-
2013	$5,522,896

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 9 – OBLIGATIONS UNDER CAPITAL LEASES FROM RELATED PARTIES

The following leased properties meeting capital lease criteria are capitalized at lower of present value of the related lease payments or the fair value of the leased assets at inception of the lease.

The Company leases a total of 7,529 square meters of land at its manufacturing site from Zhou Jiling and Zhou Taiping CEO and Director of the Company respectively. The annual lease payment is RMB 94,861 (approximately $14,675). The lease expires on June 30, 2055. The present value of the total lease payments at inception was RMB 1,414,260 (approximately $218,790), which was calculated with a discount rate of 6.39%, a prevailing PRC long-term borrowing rate in April, 2006, the lease inception date.

As of June 30, 2011, future rental payments applicable to the above capital leases with remaining terms in excess of one year were as follows:

Twelve months ending June 30,	Capital lease payments
2012	$14,675
2013	14,675
2014	14,675
2015	14,675
2016	14,675
Thereafter	572,244
Total minimum lease payments	645,619
Less amount representing interest	431,012
Present value of net minimum lease payments	214,607
Less current obligation	962
Long-term obligations	$213,645

NOTE 10 – TAXES

As of June 30, 2011, the Company is governed by the Income Tax Law of the U.S. , the PRC and British Virgin Islands. However, pretax earnings of a foreign subsidiary are only subject to U.S. taxation when effectively repatriated. Since the Company intends to indefinitely reinvest all pretax earnings from its foreign subsidiaries, no earnings are taxable for United States income tax purposes.

The Company is incorporated in the United States. It had incurred a net operating losses for United States income tax purposes totaling $296,226 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2011. The valuation allowance at June 30, 2011 was $100,717. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 10 – TAXES (Continued)

According to China State Administration of Taxation in Qiyang County in Hunan Province, from September 1, 2006 to December 24, 2009, Hunan Xiangmei, the Company’s Chinese operating subsidiary was considered a foreign invested joint venture, which is entitled to a tax holiday of full (100%) income tax exemption for five years followed by a 50% reduction in income tax for an additional three years. In December 2009, Hunan Xiangmei was awarded as “a Leading Agricultural Enterprise in Hunan Province”, which entitles Hunan Xiangmei a full income tax exemption as long as the entity is in existence and the favorable tax policy to encourage agricultural-related business is in effect. As a result, Hunan Xiangmei had not incurred any income tax since its inception. All tax years since inception remain subject to examination by the tax authorities.

Xiangmei Food and Honghui, established on December 23, 2010 and October 13, 2010 respectively, also receives a full income tax exemption from the local tax authority of PRC as agricultural enterprise effectively on March 29, 2011 and will continue receive the income tax exemption as long as the favorable tax policy remains unchanged. Grain Wealth was incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, this entity is not subject to income taxes.

Value Added Tax

The Company is subject to value added tax (“VAT”) for manufacturing products including frozen foods and ice-cream. The applicable VAT tax rate is 17% for products sold in the PRC. The Company is exempt from paying VAT for sale of crops including glutinous rice, sesame and peanuts cultivated by the Company itself in accordance with VAT regulation in PRC. VAT payable in the PRC is charged on an aggregated basis at a rate of 17% on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided,  and less any deductible VAT already paid by the taxpayer on purchases of goods in the same financial year.

NOTE 11 – DUE TO RELATED PARTY

On June 30, 2010, the Company owed $7,305 (RMB 50,000) to Taiping Zhou, CEO of the Company. From time to time, Taiping Zhou provided advances to the Company for working capital purpose. The advances were usually short-term in nature and bore interest similar to popular bank interest rate in the same period. On June 30, 2011, the Company has repaid all advances from Zhou Taiping. As of June 30, 2011 and 2010, the Company owed the accrued interest of $337,435 and $320,357 respectively.

As discussed in Note 8, the Company leases a total of 7,529 square meter of land as its manufacturing site from Zhou Taiping Zhou and Jiling Zhou, CEO and President of the Company respectively. As of June 30, 2011 and 2010, the  Company owed to Taiping Zhou and Jiling Zhou respectively, a current capital lease obligation and interest expense of $77,045 and $59,213, respectively.

On March 23, 2011, Qiyang Xiangmei Food Technical and Development Co., Ltd ("Xiangmei Food") entered into a Share Exchange Agreement with Qiyang Honghui Agricultural Technoloical and Development Co., Ltd. ("Honghui") to purchase 100% of shares of Honghui for a price of RMB100,000 from Mr.  Taiping Zhou and  Jiling Zhou.  As of June 30, 2011, the Company has not paid off the balance and therefore owed Taiping Zhou and Jiling Zhou a total of $15,471.

The Company leased two houses located adjacent to the Company as staff dormitory from Taiping Zhou and Jiling Zhou, the lease is effective from March 1, 2008 to February 28. 2018. The annual rent is approximately $10,190 (RMB 67,626). The Company paid $3,598 rent expense to Taiping Zhou and Jiling Zhou and owed Taiping Zhou and Jiling Zhou of $6,592 as of June 30, 2011.

As of June 30, 2011 and 2010, $410,298 and $376,457 accrued interest payable to Taiping Zhou and Jiling Zhou were included in the due to related parties balance respectively.

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 12 – COMMITMENTS

On September 23, 2009, the Company signed a contract with the Management Committee of Qiyang Industrial Development Zone to purchase land use rights as discussed in Note 5. Based on the contract, the Company is required to make investments worth at least RMB50, 000,000 (approximately $7.7 million), including equipment and construction of a building on the land within two years of the contract date.  If the Company’s total investments are below RMB 50,000,000, the Company is required make payments of additional RMB 80,000 per chinese acre, totaling approximately four million RMB (approximately $0.6 million). As of June 30, 2011, the Company has spent approximately RMB57,345,000 (approximately $8.9 million) to construct the plant and install the equipment. The construction is expected to be completed by early 2012.

The Company entered into annual land lease agreements with farming cooperatives to cultivate various crops. As discussed in Note 5, the Company also entered in farmland development agreements with these farming cooperatives, which automatically extend the land lease term to 10 years. The annual land lease fee is RMB 150 yuan ($23) per  Chinese acre for glutinous rice and peanut and RMB 140 yaun ($22) for Sesame. As of June 30, 2011, future lease payments related to the land lease agreement are as follows:

Twelve months ending June 30,	Land lease payments
2012	$2,358,436
2013	2,358,436
2014	2,358,436
2015	2,358,436
2016	2,358,436
Thereafter	9,433,727
Total future lease payments	$21,225,907

In addition to self-cultivated farmland, the Company also  signed contracts with local farmers to purchase  crops including glutinous rice, peanuts and sesame planted in their farmland.  These contracts are usually effective for one calendar year. The Company is obligated to purchase all the crops at the higher of fixed minimum prices or market price.

In the year 2011, the Company has signed contracts to purchase glutinous rice grain yielded from 13,730 chinese acres of glutinous rice farmlands  at the higher of a fixed price of $0.46(RMB3) per kg per chinese acre or the market price. Expected yield per chinese acre is approximately 400 kg per season and glutinous rice is harvested twice a year. Hence, as of June 30, 2011, the company is committed to pay at least $5,097,772 for the expected glutinous rice grain output.

In the year 2011, the Company has signed contract to purchase peanuts yielded from 1,456 chinese acres of peanuts farmlands at the higher of a fixed price of $1.55(RMB10) per kg and the market price. Expected output per chinese acre is approximately 140 kg and peanut is harvested once a year. Hence, as of June 30, 2011, the company is committed to pay at least $315,347  for the expected peanuts.

In the year 2011, the Company has signed contracts to purchase sesame yielded from 5,222 chinese acres of sesames farmland at the higher of a fixed price of $2.01.(RMB13) per kg and the market price. Expected output per chinese acre is approximately 700 kg and sesame is harvested twice a year. Hence, as of June 30, 2011, the company is committed to pay at least $735,095  for the expected sesame.

On February 3, 2011, the Company entered into a consulting agreement with its Chinese legal counsel. Pursuant to the agreement, the Company is obligated to pay the legal fee of approximately $60,882(RMB 400,000) if listed in any major US Stock Exchange in the future.

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 12 – COMMITMENTS (Continued)

As disclosed in Note 11, the Company leased two houses located adjacent to the Company as staff dormitory from Taiping Zhou and Jinling Zhou,  As of June 30, 2011, the future lease payments are as follows:

Twelve months ending June 30,	House lease payments
2012	$10,190
2013	10,190
2014	10,190
2015	10,190
2016	10,190
Thereafter	27,173
Total future payments	$78,123

NOTE 13 – CONCENTRATION OF CREDIT RISKS

One customer accounted for approximately 16% of the total sales for the year ended June 30, 2011. Three customers accounted for approximately 45.1% of the total sales for the year ended June 30, 2010, with each customer individually accounting for 19.2%, 15.6% and 10.3%, respectively.

NOTE 14 – CASH DIVIDENDS

On October 4, 2009, Board of Directors of Hunan Xiangmei announced a total of $3,560,314 (RMB 25,219,507) cash dividends, of which $890,078 (RMB 6,304,877) and $2,669,486 (RMB 18,914,630) would be distributed to Wu Yaotian and Taiping Zhou, respectively.  Taiping Zhou, CEO of the Company, re-invested his cash dividends into the Company, which is recorded as Additional Paid-in Capital. The Company has paid off RMB 3,150,000 ($474,633) and RMB 3,154,877($475,369) cash dividends owed to Wu Yaotian in December 2010 and March 2011,respectively.

NOTE 15 – EARNINGS PER SHARE

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

As of June 30, 2011, the Company had outstanding warrants to acquire 105,745 shares of common stock, with an exercise price of $4.29. As of June 30, 2011, all the outstanding warrants were considered anti-dilutive and were not included in the weighted average shares-diluted calculation using the treasury stock method.

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 16 – STATUTORY RESERVES:

The Company’s Chinese subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Hunan Xiangmei’s registered capital is $1,207,729 (RMB10,000,000). Hunan Xiangmei reserved up to 50% of the entities’ register capital (in RMB) as of June 30, 2011 and June 30, 2010.

NOTE 17 – WARRANTS LIABILITY

On January 28, 2011, in connection with the private placement and pursuant to the Securities Purchase Agreement, the Company issued warrants to the exclusive placement agent to purchase up to 105,745 shares of common stock, with exercise price was $4.29 per share, exercisable within 5 years of the date of issue.

The Company has determined that the warrants do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a liability. The exercise price of the warrant is subject to adjustments under certain circumstances. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 130.72%, risk free interest rate 1.76% and expected term of five years. The fair value of those warrants at the grant date was calculated at $ 313,005 which was recorded and reduced additional paid in capital. The change in fair value of these warrants since the grant date was $8,427 for the year ended June 30, 2011.

Following is a summary of the status of warrants activities as of June 30, 2011:

	Number	Weighted	Average
	of	Average	Remaining Life	Aggregate
	Warrants	Exercise Price	in Years	Intrinsic Value
Outstanding, July 1, 2010	-	-	-	-
Granted	105,745	$4.29	4.5	-
Exercised	-	-	-	-
Outstanding, June 30, 2011	105,745	$4.29	4.5	-
Exercisable, June 30, 2011	105,745	$4.29	4.5	-

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 18 – PRODUCT LINE INFORMATION

Based on qualitative and quantitative criteria established by the accounting standard, “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

The Company’s net revenue and cost of goods sold by product lines for the years ended June 30, 2011 and 2010 are as follows:

Year ended June 30, 2011	Glutinous Rice and Glutinous Rice Grain	Frozen Rice Dumplings	Frozen Dumplings	Frozen Pasta	Ice Cream	Peanut and Sesame	Total
Net Revenues	$18,143,529	$8,529,428	$4,660,553	$2,921,253	$5,757,654	$3,116,681	$43,129,098

Cost of Sales	12,317,202	5,224,602	3,014,515	1,666,924	3,224,940	2,508,997	27,957,180

Gross Profit	$5,826,327	$3,304,826	$1,646,828	$1,254,329	$2,532,714	$607,684	$15,171,918

Gross Profit %	32.1%	38.7%	35.3%	42.9%	44.0%	19.5%	35.2%

Year ended June 30, 2010	Glutinous Rice and Glutinous Rice Grain	Frozen Rice Dumplings	Frozen Dumplings	Frozen Pasta	Ice Cream	Peanut and Sesame	Total
Net Revenues	$7,676,297	$5,907,076	$2,947,368	$2,719,930	$3,848,627	$1,999,374	$25,098,672

Cost of Sales	6,638,769	2,793,228	1,524,063	1,382,164	1,925,712	1,714,299	15,978,235

Gross Profit	$1,037,528	$3,113,848	$1,423,305	$1,337,766	$1,922,915	$285,075	$9,120,437

Gross Profit %	13.5%	52.3%	47.5%	48.3%	49.3%	14.3%	36.3%

NOTE 19 – SUBSEQUENT EVENTS

On August 1, 2011, Qiyang Honghui completed the registration of the equity change of Hunan Xiangmei with local administration for industry and commerce for the closing of the Transaction. As a result of the Transaction, Qiyang Honghui became a sole shareholder of Hunan Xiangmei, and therefore also a whollyowned subsidiary of the Company.

On September 27, 2011, Xiangmei Food (WFOE), Hunan Xiangmei and its shareholder agreed to terminate a series of contractual agreements dated December 23, 2010.  Pursuant to these termination agreements, Hunan Xiangmei is no longer a variable interest entity. The termination agreements have no effect on the consolidated financial statements since Hunan Xiangmei will be a wholly-owned subsidiary of Qiyang Honghui.

On September 8, 2011, the Company borrowed approximately $680,693 (RMB4,400,000) from ADBC, due on August 31, 2012, with an annual interest of 6.56% and secured by equipments owned by the Company .The loan is mainly for short-term working capital purpose.

On September 19, 2011, the Company borrowed approximately $3,659,062 (RMB17, 000,000) from ADBC, due on June 18, 2012, with an annual interest of 6.56%. The loan will be used to purchase glutinous rice from farmers.