Form 10-Q
period 2011-09-30
China New Greenfood Co., Ltd
filed 2011-11-14
CIK 1470701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☒       No ☐

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
Yes ☐            No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2011: 11,057,450 shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NEW GREENFOOD COMPANY LTD.
FORM 10-Q
September 30, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

i

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA NEW GREENFOOD CO., LTD & SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets - As of September 30, 2011 and June 30, 2011 (Unaudited)	2

Condensed Consolidated Statements of Income - For the Three Months ended September 30, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive income - For the Three Months ended September 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows - For the Three months ended September 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 to 18

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$847,527	$668,199
Restricted cash	124,017	459,978
Accounts receivable	1,405,561	968,680
Inventories	19,542,470	12,541,965
Advances to suppliers and other prepaid expenses	869,042	780,971
Total Current Assets	22,788,617	15,419,793

Property, plant and equipment, net	17,839,778	17,511,399
Farmland development costs, net	14,235,353	14,490,299
Land use rights under capital lease, net	196,245	195,467
Deposit on land use rights	187,447	185,644

Total Assets	$55,247,440	$47,802,602

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term loans payable	$6,935,549	$3,094,059
Obligation under capital lease from related parties	729	962
Accounts payable and accrued expenses	9,059,759	6,967,374
Advances from customers	882,134	-
Taxes payable	312,710	428,856
Due to related parties	729,316	436,543

Total Current Liabilities	17,920,197	10,927,794

Long-term loans payable	3,545,878	5,522,896
Obligation under capital lease from related parties, less current portion	215,721	213,645
Warrants liability	358,594	321,432

Total Liabilities	22,040,390	16,985,767

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized; 11,057,450 shares issued and outstanding at September 30, 2011 and June 30, 2011	11,057	11,057
Additional paid in capital	7,203,946	7,203,946
Retained earnings	23,235,944	21,151,336
Statutory reserve	704,289	704,289
Accumulated other comprehensive income -	2,051,814	1,746,207
Total Stockholders' Equity	33,207,050	30,816,835

Total Liabilities and Stockholders' Equity	$55,247,440	$47,802,602

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CHINA NEW GREENFOOD COMPANY LTD
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months Ended
	September 30,
	2011	2010

NET REVENUES	$8,025,853	$7,523,433
COST OF REVENUES	5,103,295	5,447,965
GROSS PROFIT	2,922,558	2,075,468

OPERATING EXPENSES:
Selling and marketing expenses	416,383	245,660
General and administrative expenses	306,473	212,456
Total Operating Expenses	722,856	458,116

INCOME FROM OPERATIONS	2,199,702	1,617,352

OTHER (EXPENSE) INCOME:
Interest income	1,454	-
Interest expense	(141,616)	(96,814)
Non-operational income	62,230	14,749
Change in fair value of warrants liability	(37,162)	-
Total Other (Expense) Income	(115,094)	(82,065)
	-
INCOME BEFORE INCOME TAXES	2,084,608	1,535,287
INCOME TAXES	-	-
NET INCOME	$2,084,608	$1,535,287

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.19	$0.17

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,057,450	9,200,000
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,057,450	9,200,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CHINA NEW GREENFOOD COMPANY LTD
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months Ended
	September 30,
	2011	2010

COMPREHENSIVE INCOME:
Net Income	$2,084,608	$1,535,287
Other Comprehensive Income:
Foreign currency translation gain	305,607	265,884
TOTAL COMPREHENSIVE INCOME	$2,390,215	$1,801,171

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,084,608	$1,535,287
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation	180,353	158,926
Amortization-farmland development cost	394,424	153,241
Amortization-land use rights under capital lease from related parties	1,118	1,059
Change of fair value of warrants liability	37,162	-
Changes in assets and liabilities:
Restricted cash	339,304	(132,737)
Accounts receivable	(426,055)	(2,192,527)
Inventories	(6,855,890)	(430,512)
Advances to suppliers and other prepaid expenses	(80,972)	(17,240)
Accounts payable and accrued expenses	2,018,713	598,226
Advance from customers	879,215	166,341
Taxes payable	(119,915)	59,042
Due to related parties	(3,184)	3,283
NET CASH USED IN OPERATING ACTIVITIES	(1,551,119)	(97,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(338,068)	(20,542)

NET CASH USED IN INVESTING ACTIVITIES	(338,068)	(20,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short-term loans payable	3,331,725	3,362,032
Repayment of short-term loans	(1,556,867)	(1,658,573)
Proceeds of loans from related party	290,519	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,605,377	1,703,459

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	3,138	45,218

NET INCREASE IN CASH AND CASH EQUIVALENTS	179,329	1,630,524

CASH AND CASH EQUILAVENTS - beginning of period	668,199	1,561,275

CASH AND CASH EQUIVALENTS - end of period	$847,527	$3,191,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$146,645	$93,369

NON-CASH FINANCING ACTIVITIES:
Accrual of capital lease payments to related party	$242	$201

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

In connection with the private placement and pursuant to the Securities Purchase Agreement, the placement agent and advisors received the following compensation: (i) 7% of the gross proceeds received from the sale of the Securities of $264,663 as a placement commission; (ii) warrants to purchase up to 105,745 shares of Common Stock with the same term of the warrants issued to investors.

Subsequently, on April 1, 2011, the Company’s name  was changed from “Newera Technology Development Co., Ltd” to Chine New Greenfood Co., Ltd” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

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

Under these contractual arrangements, which obligate Xiangmei Food to absorb a majority of the risk of loss from Hunan Xiangmei’s activities and entitle it to receive a majority of its residual returns, Xiangmei Food has gained effective control over Hunan Xiangmei. Through these contractual arrangements, Xiangmei Food now holds the variable interests of Hunan Xiangmei, and Xiangmei Food becomes the primary beneficiary of Hunan Xiangmei. Based on these contractual arrangements, Hunan Xiangmei is considered as a Variable Interest Entity (“VIE”)  under ASC 810, "Consolidation ", because the equity investor in Hunan Xiangmei no longer has the characteristics of a controlling financial interest. Accordingly, Hunan Xiangmei is consolidated under ASC 810.

On March 23, 2011, Xiangmei Food entered into a Share Exchange Agreement with Qiyang Honghui Agricultural Technoloical and Development Co., Ltd. ("Honghui") to purchase 100% of shares of Honghui for a price of $15,225 (RMB100,000).  As a result of the Share Exchange, Honghui is a 100% owned subsidiary of Xiangmei Food.

On June 30, 2011, Zhou Taiping entered into a Share Transfer Agreement to transfer 100% of his shares in Hunan Xiangmei to Honghui for free. As a result of the transfer agreement, Hunan Xiangmei became 100% owned by Honghui.

On August 1, 2011, Qiyang Honghui completed the registration of the equity change of Hunan Xiangmei with local administration for industry and commerce for the closing of the Transaction. As a result of the Transaction, Qiyang Honghui became a sole shareholder of Hunan Xiangmei, and therefore also a wholly owned subsidiary of the Company.

On September 27, 2011, Xiangmei Food (WFOE), Hunan Xiangmei and its shareholder agreed to terminate a series of contractual agreements dated December 23, 2010.  Pursuant to these termination agreements, Hunan Xiangmei is no longer a variable interest entity. The termination agreements have no effect on the consolidated financial statements since Hunan Xiangmei became a wholly-owned subsidiary of Qiyang Honghui.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated June 30, 2011 and 2010 financial statements and notes included in the Form 10-k and Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on September 28, 2011 and on April 28, 2011, respectively. Operating results for the three months ended September 30, 2011 may not be necessarily indicative of the results that may be expected for the full year.

Principal of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of China New Greenfood, Grain Wealth, Xiangmei Food and its 100% owned subsidiary Honghui and its 100% owned subsidiary Hunan Xiangmei (collectively, “the Company”). All significant inter-company balances and transactions are eliminated upon consolidation.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended September 30, 2011 and 2010 include the allowance for doubtful accounts, the reserve for slow moving or perishable inventory, the useful life of property and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, advances to suppliers, accounts payable, advance from customer accrued expenses and short-term loans, and due to related parties approximate their fair market value based on the short-term maturity of these instruments.

The fair value of the long-term loans as of September 30, 2011 and 2010 also approximated its recorded value because the interest rates are not substantially different than current interest rates.

The Company evaluated the fair value of the capital lease obligation – related parties, net of current portion at the balance sheet dates and determined that the book value of equipment loans payable approximated the fair market value based on level 3 inputs.

The Company estimated the fair value of the warrants liability based on the level 3 inputs (See Note 16.)

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

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company maintains a reasonable balance of frozen foods inventory on hand throughout the year and has not experienced any slow moving or perishable items. In 2011, the Company switched to a different sale strategy for agricultural crops such as glutinous rice in expectation of continuous market price rise. The majority of the Company’s inventory as of September 30 and June 30, 2011 consisted of the crops or growing crops ready for or close to sale in the market.

Prepayments for growing crops, considered work in process,  are mainly costs incurred to grow the crops. The costs included direct cost such as seed selection, fertilizer, labor costs and contract fee that are spent in growing glutinous rice, peanuts and sesame on the contracted farmland and indirect cost which includes amortization of farmland development cost. All the costs are accumulated until the time of harvest and then allocated to glutinous rice, peanuts and sesame based on usage of the farmland in July and October, the harvest seasons of glutinous rice, and August, the harvest season of peanuts and sesame.

Property, plant and equipment

Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company evaluates property and equipment for impairment when events or changes in circumstances reflect the possibility that their recorded value may not be recoverable. No events or condition occured during the period ended September 30, 2011 that required the Company to record an impairment.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $202,826 and $159,182for the three months ended September 30, 2011 and 2010, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statement of operations. For the three months ended September 30, 2011 and 2010, advertising expense amounted to $42,974 and $5,876, respectively.

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

Asset and liability accounts at September 30, 2011 and June 30, 2011 were translated at 6.4018RMB to $1.00 and at 6.4640RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended September 30, 2011 and 2010 were 6.4231RMB and 6.7803RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share (EPS)

Earnings per share is calculated in accordance with the ASC 260. Basic net earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

 NOTE 3 – INVENTORIES

Inventories consist of the following:

	September 30, 2011	June 30, 2011
Raw materials	$883,272	$1,199,350
Work in process	6,979,247	11,176,341
Finished goods	11,679,951	166,274

Total	$19,542,470	$12,541,965

NOTE 4 – PROPERTY, PLANTAND EQUIPMENT

 Property,plant and equipment consist of the following:

	Useful Life	September 30, 2011	June 30, 2011
Office equipment and furniture	5 Years	$45,508	$45,069
Manufacturing equipments	5-10 Years	4,140,339	4,100,499
Vehicles	5 Years	287,073	145,584
Building and building improvements	5-30 Years	6,581,147	6,517,821
Less: accumulated depreciation		(2,645,027)	(2,440,365)
Construction-in-progress		9,430,738	9,142,791
Property and equipment, net		$17,839,778	$17,511,399

For the three months ended September 30, 2011 and 2010, depreciation expense amounted to $180,353  and $158,926, of which $107,163 and $98,078 is included in cost of sales, $6,377 and $7,932 included in selling expense, and $66,813 and $52,916 is included in general and administrative expenses, respectively.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – FARMLAND DEVELOPMENT COSTS

Since 2006, the Company has entered into several land developing agreements with a number of farming cooperatives. The farmland development costs are the costs to develop the farmland, which include water distribution systems and drainage tile. The Company also hires labor to grow and harvest glutinous rice, peanuts and sesame on its leased landf. The agreements have terms of 10 years expiring on various dates.

The Company uses the straight-line method to amortize the long-term prepayments over the life of the contracts. As of September 30, 2011 and June 30, 2011, the Company has unamortized farmland development costs in the amount of $14,235,353 and $14,490,299, respectively.

Farmland development costs as of September 30, 2011 and June 30, 2011 are as follows:

	September 30, 2011	June 30, 2011
Farmland development costs	$15,829,345	$15,677,027

Less: accumulated amortization	(1,593,992)	(1,186,728)

Farmland development costs, Net	$14,235,353	$14,490,299

Amortization of Farmland Development Costs attributable to future periods is as follows:

Twelve months ending September 30:
2012	$1,582,935
2013	1,582,935
2014	1,582,935
2015	1,582,935
2016	1,582,935
Thereafter	6,320,678
$14,235,353

NOTE 6 – DEPOSIT ON LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. As of September 30, 2011, the Company paid deposits of 1,200,000 RMB ($187,447) for the land use right of 100 acres in the Hunan QiYang Industry Development Zone. The land use rights will have a 50 year terms upon delivery of certificate of land use rights title from the local government in the PRC. As of September 30, 2011, the Company has been constructing buildings on the land. However, the land use title has not been issued to the Company until the construction is completed. The Company records no amortization until the construction is complete.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – SHORT-TERM LOANS

At September 30, 2011 and June 30, 2011, short-term loans payable consisted of the following:

	September 30, 2011	June 30, 2011
Loans payable to Agriculture Development Bank of China (“ADBC”), due on September 16, 2011 with annual interest of 5.31%. The outstanding balance was repaid on September, 16, 2011.	$-	$1,547,029

Loan payable to Industrial and Commercial Bank of China, due on November 14, 2011 with annual interest of 5.31% and guaranteed by Yongzhou Small to Mid-size Company Credit Guarantee Co. Ltd.	781,030	773,515

Loan payable to Industrial and Commercial Bank of China, due on April 18, 2012 with annual interest of 6.66%	781,030	773,515

Loans payable to ADBC, due on August 31, 2012 with annual interest rates of 5.85%，	2,030,678	-

Loans payable to ADBC, due on August 31, 2012 with annual interest rates of 6.56%，secured by the frozen food production lines of the Company	687,308	-

Loans payable to ADBC, due on June 18, 2012 with annual interest rates of 6.56%	2,655,503	-

Total	$6,935,549	$3,094,059

The weighted average short term loan balance was $5,405,609 and $7,696,367 as of September 30, 2011 and June 30, 2011. The weighted average interest rate for short term loan was 5.82% and 5.50% for the three month ended September 30, 2011 and 2010 respectively.

NOTE 8 – LONG-TERM LOANS

At September 30, 2011 and June 30, 2011, long-term loans consisted of the following:

	September 30, 2011	June 30, 2011
Loan payable to ADBC, due on April 28, 2013, with annual interest rate of 6.65%, and secured by commercial real estate owned by the Company.*	$656,065	$649,752

Loan payable to ADBC, due on August 31, 2012, with annual interest rate of 5.85%**	-	2,011,139

Loan payable to ADBC, due on April 23, 2013, with annual interest rate of 6.31%, and secured by the Company’s buildings and land use rights owned by Zhou Taiping and Zhou Jiling, ***	2,124,403	2,103,960

Loan payable to Village Bank of Qiyang County, due on March 31, 2013, with annual interest rate of 10.665%.****	765,410	758,045
Total	$3,545,878	$5,522,896

* At April 29, 2008, the Company borrowed $758,045 (RMB 5,000,000) from Agriculture Development Bank of China (ADBC).The loan was utilized in purchasing glutinous rice powder product line and constructing warehouses. On February 12, 2011, the Company repaid approximately $119,350 (RMB 800,000). ADBC has approved extension of all the remaining principle repayments, a total of $656,065 (RMB 4,200,000) to April 28, 2013.

**The loan borrowed on May 19, 2011 was utilized specifically for purchase of glutinous rice from local farmers. The principle amount of $781,030 (RMB 5,000,000) and $1,249,649 (RMB 8,000,000) are due on July 31, 2012 and August 31, 2012, respectively. ADBC requires the Company to collect at least 50% of its sales. Otherwise, ADBC is granted the right to demand early repayment of the loans.

*** The loan borrowed on June 27, 2011 was utilized specifically for raw material purchases. The principal amounts of $781,030 (RMB 5,000,000), $781,030 (RMB 5,000,000) and $562,343 (RMB 3,600,000) are due on February 28, 2013, March 30, 2013 and April 20, 2013, respectively. ADBC requires the Company to collect at least 50% of its sales. Otherwise, ADBC is granted the right to demand early repayments of the loans.

**** On March 30, 2011, the Company borrowed $765,410 (RMB 4,900,000) from Village Bank of Qiyang County, due on March 30, 2013, with annual interest rate of 10.665%. The loan was used for working capital purpose.

All long-term loans are due within the twelve months ending September 30, 2012.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES FROM RELATED PARTIES

The Company leases a total of 7,529 square meters of land at its manufacturing site from Mr. Zhou Jiling and Mr. Zhou Taiping CEO and Director of the Company respectively. The annual lease payment commenced in April 2006 for a total of RMB 94,861 (approximately $14,202). The lease expires on December 30, 2055. The present value of the total lease payments at inception was RMB 1,414,260 (approximately $214,574), which was calculated with a discount rate of 6.39%, a prevailing PRC long-term borrowing rate in April, 2006.

Future rental payments applicable to the above capital leases with remaining terms in excess of one year were as follows:

Twelve months ending September 30,	Capital lease payments
2012	$14,818
2013	14,818
2014	14,818
2015	14,818
2016	14,818
Thereafter	574,619
Total minimum lease payments	648,709
Less amount representing interest	432,259
Present value of net minimum lease payments	216,450
Less current obligation	729
Long-term obligations	$215,721

NOTE 10 – INCOME TAXES

As of September 30, 2011, the Company is governed by the Income Tax Law of the U.S.,  the PRC and British Virgin Islands. However, pretax earnings of a foreign subsidiary are only subject to U.S. taxation when effectively repatriated. Since the Company intends to indefinitely reinvest all pretax earnings from its foreign subsidiaries, no earnings are taxable for United States income tax purpose.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – INCOME TAXES (continued)

The Company is incorporated in the United States. It had incurred a net operating losses for the three months ended September 30, 2011 for United States income tax purposes totaling $118,970 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2011. The valuation allowance at September 30, 2011 was $40,450. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

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

NOTE 11 – DUE TO RELATED PARTIES

On September 30 2011, the Company owed principal of $288,981 (RMB 1,850,000) to Taiping Zhou which was recorded under Due to related parties on the condensed consolidated balance sheets, CEO of the Company. From time to time, Taiping Zhou provided advances to the Company for working capital purpose. The advances were usually short-term in nature and bore interest similar to popular bank interest rate in the same period.

As discussed in Note 9, the Company leases a total of 7,529 square meter of land as its manufacturing site from Zhou Taiping Zhou and Jiling Zhou, CEO and President of the Company respectively. As of September 30 and June 30, 2011, the Company owed to Taiping Zhou and Jiling Zhou respectively, a current incurred capital lease obligation and interest expense of $81,498 and $77,045, respectively.

On March 23, 2011, Qiyang Xiangmei Food Technical and Development Co., Ltd ("Xiangmei Food") entered into a Share Exchange Agreement with Qiyang Honghui Agricultural Technoloical and Development Co., Ltd. ("Honghui") to purchase 100% of shares of Honghui for a price of RMB 100,000 from Mr.  Taiping Zhou and Jiling Zhou.  As of September 30, 2011, the Company has not paid off the balance and therefore owed Taiping Zhou and Jiling Zhou a total of $15,621.

The Company leased two houses located adjacent to the Company as staff dormitory from Taiping Zhou and Jiling Zhou, the lease is effective from March 1, 2008 to February 28. 2018. The annual rent is approximately $10,190 (RMB 67,626). The Company paid $2,632 rent expense to Taiping Zhou and Jiling Zhou for three months ended September 30, 2011.

As of September 30 and June 30, 2011, $420,248 and $410,298 accrued interest payable to Taiping Zhou and Jiling Zhou were included in the due to related parties balance respectively.

NOTE 12 – COMMITMENTS

On September 23, 2009, the Company signed a contract with the Management Committee of Qiyang Industrial Development Zone to purchase land use rights as discussed in Note 6. Based on the contract, the Company is required to make investments worth at least RMB 50, 000,000 (approximately $7.7 million), including equipment and construction of a building on the land within two years of the contract date.  If the Company’s total investments are below RMB 50,000,000, the Company is required make payments of additional RMB 80,000 per chinese acre, totaling approximately four million RMB (approximately $0.6 million). As of September 30, 2011, the Company has spent approximately RMB 60,373,699 (approximately $9.4 million) to construct the plant and install the equipment. The construction is expected to be completed by early 2012.

The Company entered into annual land lease agreements with farming cooperatives to cultivate various crops. As discussed in Note 5, the Company also entered in farmland development agreements with these farming cooperatives, which automatically extend the land lease term to 10 years. The annual land lease fee is RMB 150 yuan ($23) per Chinese acre for glutinous rice and peanut and RMB 140 yaun ($22) for Sesame. As of September 30, 2011, future lease payments related to the land lease agreement are as follows:

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – COMMITMENTS (continued)

Twelve months ending September 30,	Land lease payments
2012	$2,395,178
2013	2,395,178
2014	2,395,178
2015	2,395,178
2016	2,395,178
Thereafter	9,456,248
Total future lease payments	$21,432,138

In addition to self-cultivated farmland, the Company also signed contracts with local farmers to purchase crops including glutinous rice, peanuts and sesame planted in their farmland.  These contracts are usually effective for one calendar year. The Company is obligated to purchase all the crops at the higher of fixed minimum prices or market price.

In the fiscal year 2011, the Company has signed contracts to purchase glutinous rice grain yielded from 13,730 Chinese acres of glutinous rice farmlands at the higher of a fixed price of $0.46 (RMB 3) per kg per Chinese acre or the market price. Expected yield per chinese acre is approximately 400 kg per season and glutinous rice is harvested twice a year. As of September 30, 2011, the Company is committed to pay at least $5,097,772 for the expected glutinous rice grain output.

In the fiscal year 2011, the Company has signed contract to purchase peanuts yielded from 1,456 Chinese acres of peanuts farmlands at the higher of a fixed price of $1.55 (RMB 10) per kg and the market price. Expected output per Chinese acre is approximately 140 kg and peanut is harvested once a year. As of September 30, 2011, the Company is committed to pay at least $315,347  for the expected peanuts.

In the fiscal year 2011, the Company has signed contracts to purchase sesame yielded from 5,222 Chinese acres of sesames farmland at the higher of a fixed price of $2.01(RMB 13) per kg and the market price. Expected output per Chinese acre is approximately 70 kg and sesame is harvested twice a year. As of September 30, 2011, the Company is committed to pay at least $735,095 for the expected sesame.

On February 3, 2011, the Company entered into a consulting agreement with its Chinese legal counsel. Pursuant to the agreement, the Company is obligated to pay a legal fee of approximately $62,482 (RMB 400,000) if listed in any major US Stock Exchange in the future.

As disclosed in Note 11, the Company leased two houses located adjacent to the Company as staff dormitory from Taiping Zhou and Jinling Zhou. As of June 30, 2011, the future lease payments are as follows:

Twelve months ending September 30,	House lease payments
2012	$10,190
2013	10,190
2014	10,190
2015	10,190
2016	10,190
Thereafter	21,909
Total future payments	$72,859

NOTE 13 – CONCENTRATION OF CREDIT RISKS

One customer accounted for approximately 12.8% of the total sales for the three months ended September 30, 2011 and 2010.

NOTE 14 – EARNINGS PER SHARE

The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805. The pronouncement states that in calculating the weighted average shares when a reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period will be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

As of September 30, 2011, the Company had outstanding warrants to acquire 105,745 shares of common stock, with an exercise price of $4.29. As of September 30, 2011, all the outstanding warrants were considered anti-dilutive and were not included in the weighted average shares-diluted calculation using the treasury stock method.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 – STATUTORY RESERVES:

The Company’s Chinese subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Hunan Xiangmei’s registered capital is $1,207,729 (RMB10,000,000). Hunan Xiangmei reserved up to 50% of the entities’ register capital (in RMB) as of September 30, 2011 and June 30, 2011.

NOTE 16 – WARRANTS LIABILITY

On January 28, 2011, in connection with the private placement and pursuant to the Securities Purchase Agreement, the Company issued warrants to the exclusive placement agent to purchase up to 105,745 shares of common stock, with an exercise price of $4.29 per share, exercisable within 5 years of the date of issue.

The Company has determined that the warrants do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a liability. The exercise price of the warrant is subject to adjustments under certain circumstances. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 176.39%, risk free interest rate 0.96% and expected term of five years. The fair value of those warrants at the grant date was calculated at $313,005 which was recorded and reduced additional paid in capital. The change in fair value of these warrants was $37,162 for the three months ended September 30, 2011.

Following is a summary of the status of warrants activities as of September 30, 2011:

	Number	Weighted	Average
	of	Average	Remaining Life	Aggregate
	Warrants	Exercise Price	in Years	Intrinsic Value
Outstanding, July 1, 2011	105,745	$4.29	4.25	-
Granted	-	$-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2011	105,745	$4.29	4.25	-
Exercisable, September 30, 2011	105,745	$4.29	4.25	-

NOTE 17 – PRODUCT LINE INFORMATION

Based on qualitative and quantitative criteria established by the accounting standard, “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

The Company’s net revenue and cost of goods sold by product lines for the three months ended September 30, 2011 and 2010 are as follows:

Three months ended September 30, 2011	Glutinous Rice and Glutinous Rice Grain	Frozen Rice Dumplings	Frozen Dumplings	Frozen Pasta	Ice Cream	Peanut and Sesame	Total
Net Revenues	997,567	1,562,900	879,972	439,996	1,663,505	2,481,913	$8,025,853

Cost of Sales	506,068	1,035,055	610,576	237,984	990,280	1,723,332	5,103,295

Gross Profit	491,499	527,845	269,396	202,012	673,225	758,581	2,922,558

Gross Profit %	49%	34%	31%	46%	40%	31%	36%

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 – PRODUCT LINE INFORMATION (Continued)

Three months ended September 30, 2010	Glutinous Rice and Glutinous Rice Grain	Frozen Rice Dumplings	Frozen Dumplings	Frozen Pasta	Ice Cream	Peanut and Sesame	Total
Net Revenues	1,661,098	646,346	383,690	271,794	1,813,927	2,746,577	7,523,433

Cost of Sales	1,500,751	353,305	175,544	143,834	960,570	2,313,961	5,447,965

Gross Profit	160,347	293,041	208,146	127,960	853,358	432,616	2,075,468

Gross Profit %	10%	45%	54%	47%	47%	16%	28%

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the financial condition and results of operation of China New Greenfood Co., Ltd for the three months ended September 31, 2011 and 2010 should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Subsequently, on April 1, 2011, the Company’s name  was changed from “Newera Technology Development Co., Ltd” to Chine New Greenfood Co., Ltd” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

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

Under these contractual arrangements, which obligate Xiangmei Food to absorb a majority of the risk of loss from Hunan Xiangmei’s activities and entitle it to receive a majority of its residual returns, Xiangmei Food has gained effective control over Hunan Xiangmei. Through these contractual arrangements, Xiangmei Food now holds the variable interests of Hunan Xiangmei, and Xiangmei Food becomes the primary beneficiary of Hunan Xiangmei. Based on these contractual arrangements, Hunan Xiangmei is considered as a Variable Interest Entity (“VIE”)  under ASC 810, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51", because the equity investor in Hunan Xiangmei no longer has the characteristics of a controlling financial interest. Accordingly, Hunan Xiangmei isconsolidated under ASC 810.

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

On September 27, 2011, Xiangmei Food (WFOE), Hunan Xiangmei and its shareholder agreed to terminate a series of contractual agreements dated December 23, 2010.  Pursuant to these termination agreements, Hunan Xiangmei is no longer a variable interest entity. The termination agreements have no effect on the consolidated financial statements since Hunan Xiangmei is a wholly-owned subsidiary of Qiyang Honghui.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material change in our critical accounting policies and estimates from those disclosed in item 7 of our annual report on Form 10K for the year ended June 30, 2011.

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2011 Compared to the three months ended September 30, 2010

The following tables set forth key variances in our results of operations for the periods indicated, in dollars and percents, and key components of our revenue for the period indicated, in dollars.

Revenues. For the three months ended September 30, 2011, we had net revenues of $8,025,853, as compared to net revenues of $7,523,433 for the three months ended September 30, 2010, an increase of approximately 6.7%. The increase in net revenue was mainly attributable to rising sale prices, strong demand, increased yield and continuous marketing efforts as further explained below.

Revenues by product line are as follows:

Sales Revenue	For the Three months	For the Three months	Increase	Percentage
	ended September	ended September	(Decrease)	Change
	30, 2011	30, 2010
Frozen Rice Dumplings	$1,562,900	$646,346	$916,554	141.81%
Frozen Dumplings	879,972	383,690	496,282	129.34%
Frozen Pasta	439,996	271,794	168,202	61.89%
Ice Cream	1,663,505	1,813,927	(150,423)	-8.3%
Sesame	1,186,220	842,165	344,055	40.9%
Peanuts	1,295,693	1,904,413	(608,720)	-32.0%
Glutinous Rice	-	1,560,512	(1,560,512)	-100.0%
Glutinous Rice Grain	997,567	100,586	896,981	891.8%
Total net revenues	$8,025,853	$7,523,433	$502,420	6.7%

The increase in revenues from the sale of frozen rice dumplings was mainly attributable to both our substantial increase in sales volume and increase in sales prices. For the three months ended September 30, 2011, the sales volume is approximately 1,083,326 kg, as compared to the sale volume of approximately 634,885 kg for the three months ended September 30, 2010, an increase of approximately 70.6%. The increase in sale volume was mainly attributable to increasing production capacity and consistent marketing efforts. We purchased glutinous rice directly from local farmers at prices based on the purchase contracts signed at the beginning of a year. The glutinous rice was usually processed to make glutinous rice flour, which was the major raw material used in producing rice dumpling. Being able to supply our own major raw material is a great advantage to other competitors in the market as glutinous rice flour prices and qualities vary from time to time. The Company made consistent efforts in marketing frozen rice dumplings. In order to meet increasing market demand, we hired more labor to work several shifts a day to keep the production up with the market demand. In addition, the increasing unit sales price also contributed to the sales increase. Starting from January 2011, we raised our sales prices in response to continuously increasing raw material cost. The unit sales price increased to approximately $1.44 per kg for the three months ended September 30, 2011 from $1.12 per kg for the three months ended September 30, 2010.

The increase in revenues from the sale of frozen dumplings was mainly attributable to our substantial increase in sales volume. For the three months ended September 30, 2011, the sales volume is approximately 660,874 kg, as compared to the sale volume of approximately 279,503 kg for the three months ended September 30, 2010, an increase of approximately 136.4%. The increase in sale volume was attributable to sustained marketing efforts. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. However, due to the addition of a new line of low-priced dumplings, the average sale price only increased moderately. The unit sales price increased to approximately $1.33 per kg for the three months ended September 30, 2011 from $1.16 per kg for the three months ended September 30, 2010.

Frozen pasta mainly includes frozen steamed bread and noodles. The increase in revenues from the sale of frozen pasta was attributable to increase in sales prices. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. The unit sales price increased 53.0% to approximately $1.60 per kg for the three months ended September 30, 2011 from $1.05 per kg for the three months ended September 30, 2010. For the three months ended September 30, 2011, the sales volume is approximately 274,409 kg, as compared to the sale volume of approximately 257,202 kg for the three months ended September 30, 2010, an increase of approximately 6.7%. As alternative of frozen pasta is widely available in the market, we expect a slow to moderate sale volume growth in the future.

The decrease in revenues from the sale of ice cream was mainly attributable to decrease in sales volume, offset by increase in average sales price. In preparation for potential cold weather, we stopped producing ice cream in late August, 2011. For the three months ended September 30, 2011, the sales volume is approximately 1,889,008 kg, as compared to the sale volume of approximately 3,049,603 kg for the three months ended September 30, 2010, a decrease of approximately 38.1%. Starting from January 2011, we began to implement stricter quality control on ice cream production and incurred higher cost. The raw material cost also continued to grow. In response to higher quality control cost and increasing raw material cost, we raised our sale price in the three months ended September 30, 2011. In addition, we introduced several upper-grade products that sell at higher unit price. As a result, the unit sales price increased 48.1% to approximately $0.88 per kg for the three months ended September 30, 2011 from 0.59 per kg for the three months ended September 30, 2010.

We cultivate glutinous rice, sesame and peanuts. Each year, we lease farmland by signing contracts with local farmers. We then selects seeds, purchases fertilizers, makes improvements on the farmland, hires labor, and harvests glutinous rice, sesame and peanuts by ourselves.

In the three months ended September 30, 2011, we sold only glutinous rice grain to meet customers’ demands as compared to the sale of both glutinous rice and glutinous rice grain in the three months ended September 30, 2010. As a result, the sale revenue of glutinous rice decreased, while the sale revenue of glutinous rice grain increased dramatically. For the three months ended September 30, 2011, we have no sales of glutinous rice, as compared to the sale volume of approximately 3,206,295 kg for the three months ended September 30, 2010. For the three months ended September 30, 2011, the sales volume of glutinous rice grain is approximately 1,804,267 kg, as compared to the sale volume of 341,002 kg for the three months ended September 30, 2010, an increase of 1,463,265 kg. Usually we are able to obtain approximately 0.65 kilogram of glutinous rice by threshing a kilogram of glutinous rice grain.  On the other side, glutinous rice yield grew dramatically as a result of leasing more farmland from local farmers. In Calendar Year 2011, we leased glutinous rice farmland of approximately 78,845 Acres, as compared with approximately 32,864 Acres in Calendar Year 2010. In 2011, in order to maximize our profit in expectation with the continuous inflation of agricultural crops in China, instead of immediate sales after harvest, we started storing and selling glutinous rice proportionally throughout the year. As a result, the glutinous rice grain sold (if converted to grain rice by 1:0.65) in the three months ended September 30, 2011 is less than the total of the grain rice and grain rice grain sold (if converted to grain rice by 1:0.65) in the same period in 2010. In addition, we were able to raise the sale price of glutinous rice and glutinous rice grain significantly due to favorable market in China. The glutinous rice grain unit sales price increased 87.4% to approximately $0.55 per kg for the three months ended September 30, 2011 from $0.29 per kg for the three months ended September 30, 2010.

The increase in revenues from the sale of sesame was mainly attributable to both our substantial increase in capacity and sale prices from the three months ended September 30, 2010 to the three months ended September 30, 2011. For the three months ended September 30, 2011, the sales volume is approximately 544,225 kg, as compared to the sale volume of approximately 478,245 kg for the three months ended September 30, 2010, an increase of approximately 13.8%. The increase in sale volume is mainly attributable to increasing yield as a result of leasing more sesame farmland from local farmers. In addition, in 2011, we were able to raise sale price due to favorable market. In The unit sales price increased 23.8% to approximately $2.18 per kg for the three months ended September 30, 2011 from $1.76 per kg for the three months ended September 30, 2010. This also accounted for the large increase in finished goods inventory.

The decrease in revenues from the sale of peanuts was mainly led by our decrease in sale volume, offset by increase in prices from the three months ended September 30, 2010 to the three months ended September 30, 2011. For the three months ended September 30, 2011, the sales volume is approximately 924,700 kg, as compared to the sale volume of approximately 1,719,136 kg for the three months ended September 30, 2010, a decrease of approximately 46.2%. Although we have higher yield as a result of leasing more peanuts farmland from local farmer, we tend to sell more proportionally throughout the year in expectation of rising sale price. In 2011, we were able to raise sale price due to favorable market. The unit sales price increased 26.5% to approximately $1.40 per kg for the three months ended September 30, 2011 from $1.11 per kg for the three months ended September 30, 2010.

Cost of sales. Cost of sales decreased by $344,670, or 6.3%, from $5,447,965 for the three months ended September 30, 2010 to $5,103,295 for the three months ended September 30, 2011. The slight decrease in cost of goods sold is mainly attributed to both the decrease in sales volume of glutinous rice due to the change of our marketing strategy, as described in the above, offset by increase of sales volume in other products and increase in raw material cost. As described in the above, in 2011, in order to maximize out profit in expectation of the continuous inflation of agricultural crops in China, instead of immediate sales after harvest, we started storing and selling glutinous rice proportionally throughout the year. The sales volume of glutinous rice, as converted from glutinous rice grain by 1:0.65, decreased by approximately 27.9% from the three months ended September 30, 2010 to the same period in 2011, while the total cost of cultivation only increased approximately 3.4% period over period. As a result, the cost of the glutinous rice declined dramatically from the three months ended September 30, 2010 to the same period in 2011.

Gross profit and gross margin. Our gross profit was $2,922,558 for the three months ended September 30, 2011 as compared to $2,075,468 for the three months ended September 30, 2010 representing gross margins of 36.4% and 27.6%, respectively. The increase is mainly attributable to sesame, peanuts and glutinous rice, offset by decreases in frozen foods. The decrease in our gross profit margin percentage of our frozen food was mainly attributable to faster increase in raw material costs than sales prices. In contrast, the increase in our gross profit margin percentage of our crops such as glutinous rice was mainly attributable to favorable market.

Gross margin percentages by product line are as follows:

	For the Three months September 30, 2011	For the Three months September 30, 2010
Frozen Rice Dumplings	33.8%	45.3%
Frozen Dumplings	30.6%	54.2%
Frozen Pasta	45.9%	46.6%
Ice Cream	40.5%	47.0%
Sesame	30.9%	18.9%
Peanuts	30.3%	14.4%
Glutinous Rice	N/A	9.8%
Glutinous Rice Grain	49.3%	8.0%

Overall gross profit %	36.4%	27.6%

The gross profit margin percentage of frozen rice dumplings decreased to 33.8% for the three months ended September 30, 2011 from 45.3% for the three months ended September 30, 2010. The price of raw material used in producing rice dumplings such as glutinous rice flour and sugar experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise our sales price as fast as our costs during the three months ended September 30, 2011.

The gross profit margin percentage of frozen dumplings decreased to 30.6% for the three months ended September 30, 2011 from 54.2% for the three months ended September 30, 2010. The price of raw material used in producing rice dumplings such as flour and pork experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise its sales price as fast as our costs during the three months ended September 30, 2011.

The gross profit margin percentage of frozen pasta decreased to 45.9% for the three months ended September 30, 2011 from 46.6% for the three months ended September 30, 2010. The price of raw material used in producing pasta such as flour experienced rise. Although we were able to pass some of our increasing cost to consumers, we could not raise our sales price as fast as our costs during the three months ended September 30, 2011.

The gross profit margin percentage of ice cream decreased to 40.5% for the three months ended September 30, 2011 from 47.0% for the three months ended September 30, 2010. We sold more lower-priced ice cream, which has lower profit margin in the three months ended September 30, 2011. The price of raw material used in producing ice cream such as sugar and beans experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise its sales price as fast as our costs during the years ended June 30, 2011.

The gross profit margin percentage of glutinous rice grain increased to 49.3% for the three months ended September 30, 2011 from 8.0% for the three months ended September 30, 2010. As described in the above, we were unable to raise glutinous rice sale price due to the fixed price one-year sale contracts in 2010. Starting from January 2011, we renewed our sales contracts and were able to raise sales prices of our glutinous rice and glutinous rice grain significantly based on favorable market.

The gross profit margin percentage of sesame increased to 30.9% the three months ended September 30, 2011 from 18.9% for the three months ended September 30, 2010. In Calendar Year 2010, we signed a sales contract of our self-cultivated agricultural crops such as sesame and peanuts early calendar year and delivered crops soon after being harvested. After signing the contract, we were not allowed to adjust our sales prices within a year notwithstanding the favorable market. In Calendar Year 2011, we resigned a new contract and were able to raise sales prices significantly based on favorable market.

The gross profit margin percentage of peanuts increased to 30.3% respectively for the three months ended September 30, 2011 from 14.4% for the three months ended September 30, 2010. In Calendar Year 2010, we signed a sales contract of our self-cultivated agricultural crops such as sesame and peanuts early calendar year and delivered crops soon after being harvested. After signing the contract, we were not allowed to adjust our sales prices within a year notwithstanding the favorable market. In Calendar Year 2011, we resigned a new contract and were able to raise sales prices significantly based on favorable market.

Selling expenses. Selling expenses were $416,383 and $245,660 for the three months ended September 30, 2011 and 2010, respectively. Selling expenses consisted of the following:

	For the three months Ended	For the three months Ended	Percentage
	September 30, 2011	September 30, 2010	Increase/(Decrease)
Shipping and handling	$202,826	$159,182	27.4%
Compensations and related benefits	120,302	24,807	385.0%
Advertising and promotion	42,974	12,558	79.3%
Depreciation	6,377	7,932	(19.6)%
Rent	21,950	2,563	756.3%
Office expense	5,982	12,181	(50.9)%
Others	15,972	26,437	39.6%
Total	$416,383	$245,660	69.5%

selling expense as % of revenues	5.2%	3.3%

☐
Shipping and handling increased by $43,644 or 27.4% due to the increase in our sales volume of our frozen products, which demands more shipping and handling services. As our shipping volume continued to rise, we tended to use larger trucks, which cost less per cubic. Hence, we were able to keep our shipping cost percentage increase less than the sales percentage increase.

☐
Compensation and related benefits increased by $95,495 or 385.0%, which was mainly attributed to the increase in the number of salespersons and change of salesperson compensation policy in November 2010. The total number of salespersons continued to increase from seven as of September 30, 2010 to sixty-two of September 30, 2011. In addition, starting from November 2010, in order to encourage salespersons to further explore the market, we awarded salespersons commission on top of their base salary based on their position and contribution to the Company.

☐
Advertising and promotion expense increased by $30,416 or 242.2%, which was attributed to the increased sales efforts in exploring the market and addition of a new two-year advertising contract with local personage.

☐
Depreciation expense decreased by $1,555 or 19.6% because certain fixed assets such as refrigerators have approached their expiration date and no longer need to record depreciation in the three months ended September 30, 2011.

☐	Rent expense increased by $19,387 or 756.3% as we started renting refrigerator warehouses in different cities in order to facilitate frozen food sales to our customers.

☐	Office expense decreased by $6,199 or 50.9% because we implemented a policy to award bonuses to staff who saved on office supplies in the year.

☐	Other includes entertainment, vehicles expense and utilities. These variable expenses usually vary from period to period.

General and administrative expenses. General and administrative expenses amounted to $306,473 for the three months ended September 30, 2011, as compared to $212,456 for the same period in 2010, an increase of $94,016 or 44.3%. General and administrative expenses consisted of the following:

	For the three months Ended	For the three months Ended	Percentage
	September 30, 2011	September 30, 2010	Increase/decrease
Compensation and related benefits	$48,110	$54,246	(11.3%)
Depreciation	66,813	68,258	(2.1%)
Office expense	20,062	12,895	55.6%
Amortization of capital lease	1,117	1,059	5.5%
Professional service	82,120	-	N/A
Others	88,251	75,998	6.1%
Total	$306,473	$212,456	38.7%

General and administrative expense as % of revenue	3.8%	2.8%

☐
Compensation and related benefits decreased by $6,136 or 11.3% as we reclassified salaries of certain warehouse mangers and equipment maintain and inspection managers to cost of goods in order to better reflect the nature of these expense.

☐	Depreciation expense decreased by $1,445 or 2.1% due to certain depreciation being reclassified into cost of goods sold in 2011 based on the usage of the equipments.

☐	Office expense increased by $7,167 or 55.6% due to moderate expansion of our administration team

☐	Professional service fee mainly included the audit and legal fees associated with US SEC filings because we acquired subsidiaries in China in February 2011.

☐
Other general and administrative expenses increased by $12,253 or 16.1%. It mainly includes utilities, repairs, telecommunication, conference expense and certain low-value material. These expenses usually increased as we grew.

Income from operations. For the three months ended September 30, 2011, income from operations was $2,199,702, as compared to $1,617,352 for the three months ended September 30, 2010, an increase of $582,350 or 36.0%.

Other income (expenses). For the three months ended September 30, 2011, other expense amounted to $115,094 as compared to other expenses of $82,065 for the same period in 2010. For the three months ended September 30, 2011 and 2010, other income (expense) included:

☐
Interest expense increased by $44,802 or 46.3%. During the three months ended September 30, 2011, we incurred more interest mainly attributed to more bank loans. As of September 30, 2011, the Company had bank loan balance of $10,481,427 as compared to approximately $8,616,955 at September 30, 2010.

☐
Non-operational income increased by $47,481 or 321.9%. Non-operational income consists of government subsidy to the Company as a financial support to agricultural enterprise. The amount varies period by period at the local government’s discretion.

Income tax expense. The Company enjoyed an income tax exemption as an agricultural related business.

Net income. As a result of the factors described above, our net income for the three months ended September 30, 2011 was $2,084,608, or $ 0.19 per share (basic and diluted). For the three months ended September 30, 2010, we had net income of $1,535,287 or $0.17 per share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $305,607 for the three months ended September 30, 2011 as compared to $265,884 for the same period in 2010. The significant variance in foreign currency translation gain is caused by accelerating appreciation of RMB against US dollar during the three months ended September 30, 2011 as compared to the same period in 2010.  This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended September 30, 2011, comprehensive income of $2,390,215 is derived from the sum of our net income of $2,084,608 plus foreign currency translation gains of $305,607.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, our balance of cash and cash equivalents was $847,527. As of June 30, 2011, our balance of cash and cash equivalents was $668,199. This balance did not significantly change in spite of increased net income of $2,084,608 because we are paying off the labor and other farming-related fees owed to farmers in the first half year.

We currently generate our cash flow mainly through operations and financing which we believe will be sufficient to sustain our current level operations for at least the next twelve months.

In summary, our cash flows were:

Net cash used in operating activities increased in the three months ended September 30, 2011 by $1,453,508to $1,551,119 from net cash used in operating activities of $97,611 for the three months ended September 30, 2010. These changes were mainly brought about by changes as follows: an increase in cash used in inventory of $6,425,378. This was off-set by an increase in net income of $549,321 or an increase of 35.8% over the prior period ended September 30, 2011, an increase in cash used in accounts receivable of $1,766,472, a increase in cash provided by accounts payable of $1,420,487, an increase in cash provided by advances from customers of $712,874.

Net cash used in investing activity increased by $317,526 in the three months ended September 30, 2011 as compared to the same period ended in 2010 which is mainly due to increase in cash used in acquisition of property and equipments.

Net cash provided by financing activities increased by $361,918 to $2,065,377 in the three months ended September 30, 2011 compared to $1,703,459 provided by financing activities at the same period ended in 2010. This was mainly due to increase in proceeds from short-term loan payable.

Working capital at September 30, 2011 increased by $376,421 or 8.4% to $4,868,420 from $4,491,999 at September 30, 2010, primarily due to an increase in short-term loans. We are in the process of renewing the short-term loans in order to sustain our current level operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due to the material weaknesses identified below:

●	We do not have accounting personnel with sufficient knowledge, experience and training in U.S. GAAP standards.
●	We do not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S.GAAP.
●
We do not have a function audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

The above material weaknesses could result in us being unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review, and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP and disclosure requirements of the Securities and Exchange.

Management is in the process of evaluating the control deficiency identified above and will take the necessary remediation initiatives as early as possible.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(a)              Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of China New Greenfood Company Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NEW GREENFOOD COMPANY LTD.

Date: November 14, 2011	By:	/s/ Zhou Taiping
Zhou Taiping Chief Executive Officer and Principal Accounting Officer