Form 10-Q
period 2011-12-31
China New Greenfood Co., Ltd
filed 2012-02-14
CIK 1470701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
Yes ☐            No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 14, 2012: 11,057,450 shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NEW GREENFOOD COMPANY LTD.
FORM 10-Q
December 31, 2011

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

CHINA NEW GREENFOOD CO., LTD & SUBSIDIARIES
(FORMERLY NEWERA TECHNOOGY DEVELOPMENT CO., LTD)
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets - As of December 31, 2011 and June 30, 2011 (Unaudited)	2

Condensed Consolidated Statements of Income and Comprehensive Income - For the Six and Three Months ended December 31, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows - For the Six months ended December 31, 2011 and 2010 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5 to 16

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$325,552	$668,199
Restricted cash	77,703	459,978
Accounts receivable	4,743,351	968,680
Inventories	18,574,010	12,541,965
Advances to suppliers and other prepaid expense	781,793	780,971
Total Current Assets	24,502,409	15,419,793

Property, plant and equipment, net	17,909,776	17,511,399
Farm development cost, net	13,920,291	14,490,299
Land use rights under capital lease, net	196,261	195,467
Deposit on land use right	188,540	185,644

Total Assets	$56,717,277	$47,802,602

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term loans payable	$6,190,394	$3,094,059
Short-term obligation under capital lease from related parties	1,009	962
Accounts payable and accrued expenses	4,719,049	6,967,374
Advances from customers	1,361,853	-
Taxes payable	467,844	428,856
Due to related parties	447,939	436,543

Total Current Liabilities	13,188,088	10,927,794

Long-term loan payable	3,566,547	5,522,896
Long-term obligation under capital lease from related parties, less current portion	216,454	213,645
Warrant liability	368,853	321,432

Total Liabilities	$17,339,942	$16,985,767
Commitments
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized; 11,057,450 shares issued and outstanding	11,057	11,057
Additional paid in capital	7,203,946	7,203,946
Retained earnings	29,187,382	21,151,336
Statutory reserve	704,289	704,289
Accumulated other comprehensive income -	2,270,661	1,746,207
Total Stockholders' Equity	39,377,335	30,816,835

Total Liabilities and Stockholders' Equity	$56,717,277	$47,802,602

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CHINA NEW GREENFOOD COMPANY LTD
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the three months Ended		For the six months Ended
	December 31,		December 31,
	2011	2010	2011	2010

NET REVENUES	$18,239,196	$11,107,329	$26,265,049	$18,630,762
COST OF REVENUES	11,203,906	7,721,704	16,307,201	13,169,669
GROSS PROFIT	7,035,290	3,385,625	9,957,848	5,461,093

OPERATING EXPENSES:
Selling and marketing expenses	825,080	521,183	1,241,462	766,843
General and administrative expenses	284,516	375,661	590,989	588,117
Total Operating Expenses	1,109,596	896,844	1,832,451	1,354,960

INCOME FROM OPERATIONS	5,925,694	2,488,781	8,125,397	4,106,133

OTHER (EXPENSE) INCOME:
Interest income	2,690	4,005	4,144	4,005
Interest expense	(169,565)	(129,639)	(311,181)	(226,453)
Government subsidy income	202,878	168	265,107	14,917
Change in fair value of warrants liability	(10,259)	-	(47,421)	-
Total Other (Expense) Income	25,744	(125,466)	(89,351)	(207,531)

INCOME BEFORE INCOME TAXES	5,951,438	2,363,315	8,036,046	3,898,602
INCOME TAXES	-	-	-	-
NET INCOME	$5,951,438	$2,363,315	$8,036,046	$3,898,602

COMPREHENSIVE INCOME:
Net Income	$5,951,438	$2,363,315	$8,036,046	$3,898,602
Other Comprehensive Income:
Foreign currency translation gain	218,847	295,215	524,454	561,099
TOTAL COMPREHENSIVE INCOME	$6,170,285	$2,658,530	$8,560,500	$4,459,701

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.54	$0.26	$0.73	$0.42

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,057,000	9,200,000	11,057,000	9,200,000
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,057,000	9,200,000	11,057,000	9,200,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements

CHINA NEW GREENFOOD CO., LTD AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,036,046	$3,898,602
Adjustments to reconcile net income from operations to net cash
(used in) provided by operating activities:
Depreciation	370,264	325,737
Amortization-farmland development costs	791,684	309,981
Amortization-land use rights under capital lease	2,243	2,142
Change of fair value of warrant liability	47,421	-
Changes in assets and liabilities:
Restricted cash	387,301	(134,286)
Accounts receivable	(3,724,103)	(3,844,644)
Inventories	(5,804,133)	1,762,275
Advances to suppliers and other prepaid expense	(4,590)	(991,383)
Accounts payable and accrued expense	(2,342,925)	906,556
Advance from customers	1,354,331	103,875
Taxes payable	32,118	131,695
Due to related party	4,070	6,639
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(850,273)	2,477,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(494,743)	(1,495,370)

NET CASH USED IN INVESTING ACTIVITIES	(494,743)	(1,495,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans payable	3,343,724	3,512,933
Payment of cash dividend	-	(469,883)
Repayment of short-term loans	(2,343,732)	-
Capital contribution by shareholder	-	12,763

NET CASH PROVIDED BY FINANCING ACTIVITIES	999,992	3,055,813

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	2,377	130,684

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(342,647)	4,168,316

CASH AND CASH EQUILAVENTS - beginning of period	668,199	1,561,275

CASH AND CASH EQUIVALENTS - end of period	$325,552	$5,729,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for:
Interest	$322,530	$219,814

NON-CASH FINANCING ACTIVITIES:
Accrual of capital lease payments to related party	$490	$436

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated June 30, 2011 and 2010 financial statements and notes included in the Form 10-k and Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on September 28, 2011 and on April 28, 2011, respectively. Operating results for the Six months ended December 31, 2011 may not be necessarily indicative of the results that may be expected for the full year.

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

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the Six months ended December 31, 2011 and 2010 include the allowance for doubtful accounts, the reserve for slow moving or perishable inventory, the useful life of property and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets.

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

The fair value of the long-term loans as of December 31, 2011 and 2010 also approximated its recorded value because the interest rates are not substantially different than current interest rates.

The Company evaluated the fair value of the capital lease obligation – related parties, net of current portion at the balance sheet dates and determined that the book value of equipment loans payable approximated the fair market value based on level 3 inputs.

The Company estimated the fair value of the warrants liability based on the level 3 inputs (See Note 16.)

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of Six months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in the PRC. Balances in banks in the PRC are uninsured.

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

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company maintains a reasonable balance of frozen foods inventory on hand throughout the year. The majority of the Company’s inventory as of December 31 and June 30, 2011 consisted of the crops or growing crops ready for or close to sale in the market.

Prepayments for growing crops, considered work in process, are mainly costs incurred to grow the crops. The costs included direct cost such as seed selection, fertilizer, labor costs and contract fee that are spent in growing glutinous rice, peanuts and sesame on the contracted farmland and indirect cost which includes amortization of farmland development cost. All the costs are accumulated until the time of harvest and then allocated to glutinous rice, peanuts and sesame based on usage of the farmland in July and October, the harvest seasons of glutinous rice, and August, the harvest season of peanuts and sesame. As of December 31, 2011, the Company received both harvest season crops and transferred work in process into finished goods..

Property, plant and equipment

Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company evaluates property and equipment for impairment when events or changes in circumstances reflect the possibility that their recorded value may not be recoverable. No events or condition occurred during the period ended December 31, 2011 that required the Company to record an impairment.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $578,043 and $461,046 for the six months ended December 31, 2011 and 2010, respectively. Shipping costs are included in selling expenses and totaled $375,217 and $301,864 for the three months ended December 31, 2011 and 2010, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statement of operations. For the six months ended December 31, 2011 and 2010, advertising expense amounted to $128,485 and $60,613, respectively. For the three months ended December 31, 2011 and 2010, advertising expense amounted to $85,512 and $48,055, respectively.

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

Asset and liability accounts at December 31, 2011 and June 30, 2011 were translated at 6.3647RMB to $1.00 and at 6.4640RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the Six months ended December 31, 2011 and 2010 were 6.4001RMB and 6.7803RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

NOTE 3 – INVENTORIES

Inventories consist of the following:

	December 31, 2011	June 30, 2011
Raw materials	$1,185,584	$1,199,350
Work in process *	-	11,176,341	*
Finished goods	17,388,426	166,274

Total	$18,574,010	$12,541,965

*all Work in process was growing crops such as glutinous rice, peanuts and sesame at June 30, 2011 and harvested in August and October and thus transferred to finished goods as of December 31, 2011.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful Life	December 31, 2011	June 30, 2011
Office equipment and furniture	5 Years	$45,773	$45,069
Manufacturing equipments	5-10 Years	5,165,320	4,100,499
Vehicles	5 Years	288,746	145,584
Building and building improvements	5-30 Years	6,619,509	6,517,821
Less: accumulated depreciation		(2,850,760)	(2,440,365)
Construction-in-progress		8,641,188	9,142,791
Property and equipment, net		$17,909,776	$17,511,399

For the six months ended December 31, 2011 and 2010, depreciation expense amounted to $370,264 and $325,737, of which $225,187 and $167,915 is included in cost of sales, $14,417 and $16,314 included in selling expense, and $130,660 and $141,508 is included in general and administrative expenses, respectively. For the three months ended December 31, 2011 and 2010, depreciation expense amounted to $189,911  and $166,811, of which $118,024 and $85,179 is included in cost of sales, $8,040 and $8,382 included in selling expense, and $63,847 and $73,250 is included in general and administrative expenses, respectively.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – FARMLAND DEVELOPMENT COSTS

Since 2006, the Company has entered into several land developing agreements with a number of farming cooperatives. The farmland development costs are the costs to develop the farmland, which include water distribution systems and drainage tile. The Company also hires labor to grow and harvest glutinous rice, peanuts and sesame on its leased farmland. The agreements have terms of 10 years expiring on various dates.

The Company uses the straight-line method to amortize the long-term prepayments over the life of the contracts. As of December 31, 2011 and June 30, 2011, the Company has unamortized farmland development costs in the amount of $13,920,291 and $14,490,299, respectively.

Farmland development costs as of December 31, 2011 and June 30, 2011 are as follows:

	December 31, 2011	June 30, 2011
Farmland development costs	$15,921,614	$15,677,027

Less: accumulated amortization	(2,001,323)	(1,186,728)

Farmland development costs, Net	$13,920,291	$14,490,299

Amortization of Farmland Development Costs attributable to future periods is as follows:

Twelve months ending December 31:
2012	$1,583,367
2013	1,583,367
2014	1,583,367
2015	1,583,367
2016	1,583,367
Thereafter	6,003,456
$13,920,291

NOTE 6 – DEPOSIT ON LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. As of December 31, 2011, the Company paid deposits of 1,200,000 RMB ($188,540) for the land use right of 100 acres in the Hunan QiYang Industry Development Zone. The land use rights will have a 50 year terms upon delivery of certificate of land use rights title from the local government in the PRC. As of December 31, 2011, the Company has been constructing buildings on the land. However, the land use title has not been issued to the Company until the construction is completed. The Company records no amortization until the construction is complete.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – SHORT-TERM LOANS

At December 31, 2011 and June 30, 2011, short-term loans payable consisted of the following:

	December 31, 2011	June 30, 2011
Loans payable to Agriculture Development Bank of China (“ADBC”), due on September 16, 2011 with annual interest of 5.31%.	$-	$1,547,029

Loan payable to Industrial and Commercial Bank of China, repaid on November 14, 2011 with annual interest of 5.31% and guaranteed by Yongzhou Small to Mid-size Company Credit Guarantee Co. Ltd.	-	773,515

Loan payable to Industrial and Commercial Bank of China, due on April 18, 2012 with annual interest of 6.66%	785,583	773,515

Loans payable to ADBC, due on August 31, 2012 with annual interest rates of 5.85%，	2,042,516	-

Loans payable to ADBC, due on August 31, 2012 with annual interest rates of 6.56%，secured by the frozen food production lines of the Company	691,313	-

Loans payable to ADBC, due on June 18, 2012 with annual interest rates of 6.56%	2,670,982	-

Total	$6,190,394	$3,094,059

The weighted average short term loan balance was $ 5,345,914 and $7,696,367 as of December 31, 2011 and June 30, 2011. The weighted average interest rate for short term loan was 6.36% and 5.44% for the six month ended December 31, 2011 and 2010 respectively. The weighted average interest rate for short term loan was 6.43% and 5.55% for the three month ended December 31, 2011 and 2010 respectively.

NOTE 8 – LONG-TERM LOANS

At December 31, 2011 and June 30, 2011, long-term loans consisted of the following:

	December 31, 2011	June 30, 2011
Loan payable to ADBC, due on April 28, 2013, with annual interest rate of 6.65%, and secured by commercial real estate owned by the Company.*	$659,890	$649,752

Loan payable to ADBC, due on August 31, 2012, with annual interest rate of 5.85%**	-	2,011,139

Loan payable to ADBC, due on April 23, 2013, with annual interest rate of 6.31%, and secured by the Company’s buildings and land use rights owned by Zhou Taiping and Zhou Jiling, ***	2,136,786	2,103,960

Loan payable to Village Bank of Qiyang County, due on March 31, 2013, with annual interest rate of 10.665%.****	769,871	758,045
Total	$3,566,547	$5,522,896

* At April 29, 2008, the Company borrowed $785,583 (RMB 5,000,000) from Agriculture Development Bank of China (ADBC).The loan was utilized in purchasing glutinous rice powder product line and constructing warehouses. On February 12, 2011, the Company repaid approximately $125,693 (RMB 800,000). ADBC has approved extension of all the remaining principle repayments, a total of $659,890 (RMB 4,200,000) to April 28, 2013.

**The loan borrowed on May 19, 2011 was utilized specifically for purchase of glutinous rice from local farmers. The principle amount of $781,030 (RMB 5,000,000) and $1,249,649 (RMB 8,000,000), are due on July 31, 2012 and August 31, 2012, respectively.
*** The loan borrowed on June 27, 2011 was utilized specifically for raw material purchases. The principal amounts of $785,583 (RMB 5,000,000), $785,583 (RMB 5,000,000) and $565,620 (RMB 3,600,000) are due on February 28, 2013, March 30, 2013 and April 20, 2013, respectively. ADBC requires the Company to collect at least 50% of its sales. Otherwise, ADBC is granted the right to demand early repayments of the loans.

**** On March 30, 2011, the Company borrowed $769,871 (RMB 4,900,000) from Village Bank of Qiyang County, due on March 30, 2013, with annual interest rate of 10.665%. The loan was used for working capital purpose.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES FROM RELATED PARTIES

The Company leases a total of 7,529 square meters of land at its manufacturing site from Mr. Zhou Jiling and Mr. Zhou Taiping CEO and Director of the Company respectively. The annual lease payment commenced in April 2006 for a total of RMB 94,861 (approximately $14,904). The lease expires on December 30, 2055. The present value of the total lease payments at inception was RMB 1,414,260 (approximately $222,204), which was calculated with a discount rate of 6.39%, a prevailing PRC long-term borrowing rate in April, 2006.

Future rental payments applicable to the above capital leases with remaining terms in excess of one year were as follows:

Twelve months ending December 31,	Capital lease payments
2012	$14,904
2013	14,904
2014	14,904
2015	14,904
2016	14,904
Thereafter	568,284
Total minimum lease payments	642,805
Less amount representing interest	425,342
Present value of net minimum lease payments	217,463
Less current obligation	1,009
Long-term obligations	$216,454

NOTE 10 – INCOME TAXES

As of December 31, 2011, the Company is governed by the Income Tax Law of the U.S.,  the PRC and British Virgin Islands. However, pretax earnings of a foreign subsidiary are only subject to U.S. taxation when effectively repatriated. Since the Company intends to indefinitely reinvest all pretax earnings from its foreign subsidiaries, no earnings are taxable for United States income tax purpose.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – INCOME TAXES (continued)

The Company is incorporated in the United States. It had incurred a net operating loss for the six months ended December 31, 2011 for United States income tax purposes totaling $137,087 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2011. The valuation allowance at December 31, 2011 was $46,610. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

According to China State Administration of Taxation in Qiyang County in Hunan Province, from September 1, 2006 to December 24, 2009, Hunan Xiangmei, the Company’s Chinese operating subsidiary was considered a foreign invested joint venture, which is entitled to a tax holiday of full (100%) income tax exemption for five years following by a 50% reduction in income tax for additional six years. In December 2009, Hunan Xiangmei was awarded as “a Leading Agricultural Enterprise in Hunan Province”, which entitles Hunan Xiangmei a full income tax exemption as long as the entity is in existence and the favorable tax policy to encourage agricultural-related business is in effect. As a result, Hunan Xiangmei had not incurred any income tax since its inception. All tax years since inception remain subject to examination by the tax authorities.

Xiangmei Food and Honghui, established on December 23, 2010 and October 13, 2010, respectively, also receives full income tax exemption from local tax authority of PRC as agricultural enterprise effectively on March 29, 2011 and will continue receive the income tax exemption as long as the favorable tax policy remains unchanged. Grain Wealth was incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, this entity is not subject to income taxes.

NOTE 11 – DUE TO RELATED PARTIES

From time to time, Taiping Zhou, CEO of the Company provided advances to the Company for working capital purpose. The advances were usually short-term in nature and bore interest similar to popular bank interest rates in the same period. As of December 31 2011, the Company repaid  principal of $346,528 (RMB 1,850,000) to Taiping Zhou and accrued interest of $346,528 which was recorded under due to related parties on the condensed consolidated balance sheets.

As discussed in Note 9, the Company leases a total of 7,529 square meter of land as its manufacturing site from Zhou Taiping Zhou and Jiling Zhou, CEO and President of the Company respectively. As of December 31 and June 30, 2011, the Company owed to Taiping Zhou and Jiling Zhou respectively, a current incurred capital lease obligation and interest expense of $85,700 and $77,045, respectively, and was inculded under due to related parties.

On March 23, 2011, Qiyang Xiangmei Food Technical and Development Co., Ltd ("Xiangmei Food") entered into a Share Exchange Agreement with Qiyang Honghui Agricultural Technoloical and Development Co., Ltd. ("Honghui") to purchase 100% of shares of Honghui for a price of RMB 100,000 from Mr.  Taiping Zhou and Jiling Zhou.  As of December 31, 2011, the Company has not paid the balance and therefore owed Taiping Zhou and Jiling Zhou a total of $15,712, which was included due to related parties.

The Company leased two houses located adjacent to the Company as staff dormitory from Taiping Zhou and Jiling Zhou, the lease is effective from March 1, 2008 to February 28. 2018. The annual rent is approximately $10,625 (RMB 67,626). The Company paid $2,632 and $0 rent expense to Taiping Zhou and Jiling Zhou for the six months and three months ended December 31, 2011, respectively.

As of December 31 and June 30, 2011, $427,487 and $410,298 accrued interest payable to Taiping Zhou and Jiling Zhou were included in the due to related parties balance respectively.

NOTE 12 – COMMITMENTS

On September 23, 2009, the Company signed a contract with the Management Committee of Qiyang Industrial Development Zone to purchase land use rights as discussed in Note 6. Based on the contract, the Company is required to make investments worth at least RMB 50,000,000 (approximately $7.7 million), including equipment and construction of a building on the land within two years of the contract date.  If the Company’s total investments are below RMB 50,000,000, the Company is required make payments of additional RMB 80,000 per chinese acre, totaling approximately four million RMB (approximately $0.6 million). As of December 31, 2011, the Company has spent approximately RMB 61,342,000 (approximately $9.6 million) to construct the plant and install the equipment. The construction is expected to be completed by February 2012.

The Company entered into annual land lease agreements with farming cooperatives to cultivate various crops. As discussed in Note 5, the Company also entered in farmland development agreements with these farming cooperatives, which automatically extend the land lease term to 10 years. The annual land lease fee is RMB 150 yuan ($23) per Chinese acre for glutinous rice and peanut and RMB 140 yaun ($22) for Sesame. As of December 31, 2011, future lease payments related to the land lease agreement are as follows:

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – COMMITMENTS (continued)

Twelve months ending December 31,	Land lease payments
2012	$2,381,983
2013	2,381,983
2014	2,381,983
2015	2,381,983
2016	2,381,983
Thereafter	9,527,932
Total future lease payments	$21,437,847

In addition to self-cultivated farmland, the Company also signed contracts with local farmers to purchase crops including glutinous rice, peanuts and sesame planted in their farmland.  These contracts are usually effective for one calendar year. The Company is obligated to purchase all the crops at the higher of fixed minimum prices or market price.

In the fiscal year 2011, the Company has signed contracts to purchase glutinous rice grain yielded from 13,730 Chinese acres of glutinous rice farmlands at the higher of a fixed price of $0.46 (RMB 3) per kg per Chinese acre or the market price. Expected yield per Chinese acre is approximately 400 kg per season and glutinous rice is harvested twice a year. As of December 31, 2011, the Company paid off $450,586 and is committed to pay remaining balance of at least $4,726,719 for the expected glutinous rice grain output.

In the fiscal year 2011, the Company has signed contract to purchase peanuts yielded from 1,456 Chinese acres of peanuts farmlands at the higher of a fixed price of $1.55 (RMB 10) per kg and the market price. Expected output per Chinese acre is approximately 140 kg and peanut is harvested once a year. As of December 31, 2011, the Company paid off $304,492 and is committed to pay remaining balance of at least $15,775 for the expected peanuts.

In the fiscal year 2011, the Company has signed contracts to purchase sesame yielded from 5,222 Chinese acres of sesames farmland at the higher of a fixed price of $2.01(RMB 13) per kg and the market price. Expected output per Chinese acre is approximately 70 kg and sesame is harvested twice a year. As of December 31, 2011, the Company paid off $ 320,062 and is committed to pay remaining balance of at least $426,502 for the expected sesame.

On February 3, 2011, the Company entered into a consulting agreement with its Chinese legal counsel. Pursuant to the agreement, the Company is obligated to pay a legal fee of approximately $62,847 (RMB 400,000) if listed in any major US Stock Exchange in the future.

As disclosed in Note 11, the Company leased two houses located adjacent to the Company as staff dormitory from Taiping Zhou and Jinling Zhou. As of December 31, 2011, the future lease payments are as follows:

Twelve months ending December 31,	House lease payments
2012	$10,625
2013	10,625
2014	10,625
2015	10,625
2016	10,625
Thereafter	17,708
Total future payments	$70,834

NOTE 13 – CONCENTRATION OF CREDIT RISKS

One customer accounted for approximately 10.8% and 8.3% of the total sales for the six months ended December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, the Company had outstanding warrants to acquire 105,745 shares of common stock, with an exercise price of $4.29. As of December 31, 2011, all the outstanding warrants were considered anti-dilutive and were not included in the weighted average shares-diluted calculation using the treasury stock method.

CHINA NEW GREENFOOD CO. LTD. AND SUBSIDIARIES
(FORMERLY NEWERA TECHNOLOGY DEVELOPMENT CO., LTD)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 – STATUTORY RESERVES:

The Company’s Chinese subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Hunan Xiangmei’s registered capital is $1,207,729 (RMB10,000,000). Hunan Xiangmei had reserved more than  50% of the entities’ register capital (in RMB) as of December 31, 2011 and June 30, 2011. No further reserve was made in this period.

NOTE 16 – WARRANT LIABILITY

On January 28, 2011, in connection with the private placement and pursuant to the Securities Purchase Agreement, the Company issued warrants to the exclusive placement agent to purchase up to 105,745 shares of common stock, with an exercise price of $4.29 per share, exercisable within 5 years of the date of issue.

The Company has determined that the warrants do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a liability. The exercise price of the warrant is subject to adjustments under certain circumstances. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 203.13%, risk free interest rate 0.83% and expected term of five years. The fair value of those warrants at the grant date was calculated at $313,005 which was recorded and reduced additional paid in capital. The change in fair value of these warrants was $47,421 for the six months ended December 31, 2011.

Following is a summary of the status of warrants activities as of December 31, 2011:

	Number	Weighted	Average
	of	Average	Remaining Life	Aggregate
	Warrants	Exercise Price	in Years	Intrinsic Value
Outstanding, July 1, 2011	105,745	$4.29	4.00	-
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2011	105,745	$4.29	4.00	-
Exercisable, December 31, 2011	105,745	$4.29	4.00	-

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the financial condition and results of operation of China New Greenfood Co., Ltd for the six months ended December 31, 2011 and 2010 should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Subsequently, on April 1, 2011, the Company’s name  was changed from “Newera Technology Development Co., Ltd” to China New Greenfood Co., Ltd” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our critical accounting policies and estimates from those disclosed in item 7 of our annual report on Form 10-K for the year ended June 30, 2011.

RESULTS OF OPERATIONS

Results of Operations for the six months ended December 31, 2011 Compared to the six months ended December 31, 2010

The following tables set forth key variances in our results of operations for the periods indicated, in dollars and percents, and key components of our revenue for the period indicated, in dollars.

Revenues. For the six months ended December 31, 2011, we had net revenues of $26,265,049, as compared to net revenues of $18,630,762 for the six months ended December 31, 2010, an increase of approximately 63.4.0%. The increase in net revenue was mainly attributable to rising sale prices, strong demand, increased yield and continuous marketing efforts as further explained below. In addition, as we harvest most of our cultivated crops from July to September, we usually sell most of our agricultural crops from Fall to next Spring. Although in Fiscal 2012, we tend to sell crops more proportionally over the year, as described below, we still anticipate a sales concentration of our cultivated crops between Fall to next Spring as compared to the rest of a year.

Revenues by product line are as follows:

Sales Revenue	For the Six months ended December 31, 2011	For the Six months ended December 31, 2010	Increase (Decrease)	Percentage Change
Frozen Rice Dumplings	$6,244,382	$3,821,495	$2,422,887	63%
Frozen Dumplings	2,717,424	2,080,100	637,324	30.6%
Frozen Pasta	2,555,711	1,656,677	899,034	54.3%
Ice Cream	1,669,483	1,834,632	(144,444)	-8.0%
Sesame	1,452,270	851,778	600,492	70.5%
Peanuts	3,064,054	1,926,150	1,137,904	59.1%
Glutinous Rice	317,123	6,358,196	(6,041,073)	-95.0%
Glutinous Rice Grain	8,244,602	101,734	8,122,868	7984.4%
Total net revenues	$26,265,049	$18,630,762	$7,634,287	41.0%

The increase in revenues from the sale of frozen rice dumplings was mainly attributable to both our substantial increase in sales volume and increase in sales prices. For the six months ended December 31, 2011, the sales volume is approximately 4,571,522 kg, as compared to the sale volume of approximately 3,485,185 kg for the six months ended December 31, 2010, an increase of approximately 31.2%. The increase in sale volume was mainly attributable to increasing production capacity and consistent marketing efforts. We purchased glutinous rice directly from local farmers at prices based on the purchase contracts signed at the beginning of a year. The glutinous rice was usually processed to make glutinous rice flour, which was the major raw material used in producing rice dumpling. Being able to supply our own major raw material is a great advantage to other competitors in the market as glutinous rice flour prices and qualities vary from time to time. The Company made consistent efforts in marketing frozen rice dumplings. In order to meet increasing market demand, we hired more labor to work several shifts a day to keep the production up with the market demand. In addition, the increasing unit sales price also contributed to the sales increase. Starting from January 2011, we raised our sales prices in response to continuously increasing raw material cost. The unit sales price increased to approximately $1.37 per kg for the six months ended December 31, 2011 from $1.10 per kg for the six months ended December 31, 2010.

The increase in revenues from the sale of frozen dumplings was mainly attributable to our substantial increase in sales volume. For the six months ended December 31, 2011, the sales volume is approximately 2,116,178 kg, as compared to the sale volume of approximately 1,670,030 kg for the six months ended December 31, 2010, an increase of approximately 26.7%. The increase in sale volume was attributable to sustained marketing efforts. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. However, due to the addition of a new line of low-priced dumplings, the average sale price only increased moderately. The unit sales price increased to approximately $1.28 per kg for the six months ended December 31, 2011 from $1.25 per kg for the six months ended December 31, 2010.

Frozen pasta mainly includes frozen steamed bread and noodles. The increase in revenues from the sale of frozen pasta was attributable to increase in sales prices. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. The unit sales price increased 51.7% to approximately $1.61 per kg for the six months ended December 31, 2011 from $1.06 per kg for the six months ended December 31, 2010. For the six months ended December 31, 2011, the sales volume is approximately 1,582,701 kg, as compared to the sale volume of approximately 1,556,388 kg for the six months ended December 31, 2010, an increase of approximately 1.7%. As alternative of frozen pasta is widely available in the market, we expect a slow to moderate sale volume growth in the future.

The decrease in revenues from the sale of ice cream was mainly attributable to decrease in sales volume, offset by increase in average sales price. In preparation for potential cold weather, we stopped producing ice cream in late August, 2011. For the six months ended December 31, 2011, the sales volume is approximately 1,889,008 kg, as compared to the sale volume of approximately 3,049,603 kg for the six months ended December 31, 2010, a decrease of approximately 38.1%. Starting from January 2011, we began to implement stricter quality control on ice cream production and incurred higher cost. The raw material cost also continued to grow. In response to higher quality control cost and increasing raw material cost, we raised our sale price in the six months ended December 31, 2011. In addition, we introduced several upper-grade products that sell at higher unit price. As a result, the unit sales price increased 46.7% to approximately $0.88 per kg for the six months ended December 31, 2011 from 0.60 per kg for the six months ended December 31, 2010.

We cultivate glutinous rice, sesame and peanuts. Each year, we lease farmland by signing contracts with local farmers. We then select seeds, purchase fertilizers, make improvements on the farmland, hires labor, and harvests glutinous rice, sesame and peanuts by ourselves.

In the six months ended December 31, 2011, we sold mainly glutinous rice grain to meet customers’ demands as compared to the sale of mainly glutinous rice in the six months ended December 31, 2010. As a result, the sale revenue of glutinous rice decreased, while the sale revenue of glutinous rice grain increased dramatically. For the six months ended December 31, 2011, we sold glutinous rice of 344,000 kg, as compared to the sale volume of approximately 12,916,386 kg for the six months ended December 31, 2010. For the six months ended December 31, 2011, the sales volume of glutinous rice grain is approximately 15,281,614 kg, as compared to the sale volume of 341,002 kg for the six months ended December 31, 2010, an increase of 12,572,386 kg. Usually we are able to obtain approximately 0.65 kilogram of glutinous rice by threshing a kilogram of glutinous rice grain.  On the other side, glutinous rice yield grew dramatically as a result of leasing more farmland from local farmers. In Calendar Year 2011, we leased glutinous rice farmland of approximately 78,845 Acres, as compared with approximately 32,864 Acres in Calendar Year 2010. In 2011, in order to maximize our profit in expectation with the continuous inflation of agricultural crops in China, instead of immediate sales after harvest, we started storing and selling glutinous rice proportionally throughout the year. As a result, the glutinous rice grain sold (if converted to grain rice by 1:0.65) in the six months ended December 31, 2011 is less than the total of the grain rice and grain rice grain sold (if converted to grain rice by 1:0.65) in the same period in 2010. This accounted for the large increase in finished goods inventory. In addition, although the glutinous rice market price may vary in the future, we were able to raise the sale price of glutinous rice and glutinous rice grain significantly as compared to the same period in 2010 due to favorable market in China. The glutinous rice grain and glutinous rice unit sales price increased 80.8% and 87.3% to approximately $0.54 and $0.92 per kg for the six months ended December 31, 2011 from $0.30 and $0.49 per kg respectively for the six months ended December 31, 2010.

The increase in revenues from the sale of sesame was mainly attributable to both our substantial increase in capacity and sale prices from the six months ended December 31, 2010 to the six months ended December 31, 2011. For the six months ended December 31, 2011, the sales volume is approximately 663,900 kg, as compared to the sale volume of approximately 478,245 kg for the six months ended December 31, 2010, an increase of approximately 38.8%. The increase in sale volume is mainly attributable to increasing yield as a result of leasing more sesame farmland from local farmers. In addition, in 2011, we were able to raise selling prices due to favorable market. The unit sales price increased 23.0% to approximately $2.19 per kg for the six months ended December 31, 2011 from $1.78 per kg for the six months ended December 31, 2010.

The increase in revenues from the sale of peanuts was mainly led by the decrease in sale volume and sale prices from the six months ended December 31, 2010 to the six months ended December 31, 2011. For the six months ended December 31, 2011, the sales volume is approximately 2,178,900 kg, as compared to the sale volume of approximately 1,719,136 kg for the six months ended December 31, 2010, an increase of approximately 26.7%. The increase in sale volume is mainly attributable to increasing yield as a result of leasing more sesame farmland from local farmers. In 2011, we were able to raise sale price due to favorable market. The unit sales price increased 25.9% to approximately $1.41 per kg for the six months ended December 31, 2011 from $1.12 per kg for the six months ended December 31, 2010.

Cost of sales. Cost of sales increased by $3,317,532, or 23.8%, from $13,169,669 for the six months ended December 31, 2010 to $16,307,201 for the six months ended December 31, 2011, mainly as a result of increase in sales quantity of frozen food products.

Gross profit and gross margin. Our gross profit was $ 9,957,848 for the six months ended December 31, 2011 as compared to $ 5,461,093 for the six months ended December 31, 2010 representing gross margins of 37.9% and 29.3%, respectively. The increase is mainly attributable to sesame, peanuts and glutinous rice, offset by decreases in frozen foods. The decrease in our gross profit margin percentage of our frozen food was mainly attributable to faster increase in raw material costs than sales prices. In contrast, the increase in our gross profit margin percentage of our crops such as glutinous rice was mainly attributable to favorable market.

Gross margin percentages by product line are as follows:

	For the Six months December 31, 2011	For the Six months December 31, 2010
Frozen Rice Dumplings	35.3%	48.5%
Frozen Dumplings	31.3%	46.8%
Frozen Pasta	47.5%	46.3%
Ice Cream	40.5%	46.3%
Sesame	30.9%	18.9%
Peanuts	30.3%	16.5%
Glutinous Rice	40.7%	8.4%
Glutinous Rice Grain	42.6%	8.5%

Overall gross profit %	37.9%	29.3%

The gross profit margin percentage of frozen rice dumplings decreased to 35.3% for the six months ended December 31, 2011 from 48.5% for the six months ended December 31, 2010. The price of raw material used in producing rice dumplings such as glutinous rice flour and sugar experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise our sales price as fast as our costs during the six months ended December 31, 2011.

The gross profit margin percentage of frozen dumplings decreased to 31.3% for the six months ended December 31, 2011 from 46.8% for the six months ended December 31, 2010. The price of raw material used in producing rice dumplings such as flour and pork experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise its sales price as fast as our costs during the six months ended December 31, 2011.

The gross profit margin percentage of frozen pasta increased to 47.5% for the six months ended December 31, 2011 from 46.3% for the six months ended December 31, 2010. Although the price of raw material used in producing pasta such as flour experienced rise, we raised our sale prices. In addition, we sold more high-end products that have higher profit margin during the six months ended December 31, 2011 as compared to the same period in 2010. As a result, the overall profit margin of frozen pasta increased slightly.

The gross profit margin percentage of ice cream decreased to 40.5% for the six months ended December 31, 2011 from 46.3% for the six months ended December 31, 2010. The price of raw material used in producing ice cream such as sugar and beans experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise its sales price as fast as our costs during the years ended June 30, 2011.

The gross profit margin percentage of glutinous rice and glutinous rice grain increased to 40.7% and 42.6% for the six months ended December 31, 2011 from 8.4% and 8.0% for the six months ended December 31, 2010. As described in the above, we were unable to raise glutinous rice sale price due to the fixed price one-year sale contracts in 2010. Starting from January 2011, we renewed our sales contracts and were able to raise sales prices of our glutinous rice and glutinous rice grain significantly based on favorable market.

The gross profit margin percentage of sesame increased to 30.9% the six months ended December 31, 2011 from 18.9% for the six months ended December 31, 2010. In Calendar Year 2010, we signed a sales contract of our self-cultivated agricultural crops such as sesame and peanuts early calendar year and delivered crops soon after being harvested. After signing the contract, we were not allowed to adjust our sales prices within a year notwithstanding the favorable market. In Calendar Year 2011, we resigned a new contract and were able to raise sales prices significantly based on favorable market.

The gross profit margin percentage of peanuts increased to 30.3% respectively for the six months ended December 31, 2011 from 16.5% for the six months ended December 31, 2010. In Calendar Year 2010, we signed a sales contract of our self-cultivated agricultural crops such as sesame and peanuts early calendar year and delivered crops soon after being harvested. After signing the contract, we were not allowed to adjust our sales prices within a year notwithstanding the favorable market. In Calendar Year 2011, we resigned a new contract and were able to raise sales prices significantly based on favorable market.

Selling expenses. Selling expenses were $1,241,462 and $766,843 for the six months ended December 31, 2011 and 2010, respectively. Selling expenses consisted of the following:

	For the Six months Ended December 31, 2011	For the Six months Ended December 31, 2010	Percentage Increase/(Decrease)
Shipping and handling	$578,043	$461,046	25.4%
Compensations and related benefits	355,715	85,909	314.1%
Advertising and promotion	128,485	60,613	112%
Depreciation	14,417	16,314	(11.6)%
Rent	55,073	10,088	445.9%
Office expense	17,988	33,174	(45.8)%
Others	91,741	99,699	(8.0)%
Total	$1,241,462	$766,843	61.9%

selling expense as % of revenues	4.7%	4.1%

☐
Shipping and handling increased by $116,997 or 25.4% due to the increase in our sales volume of our frozen products, which demands more shipping and handling services. As our shipping volume continued to rise, we tended to use larger trucks, which cost less per cubic. Hence, we were able to keep our shipping cost percentage increase less than the sales percentage increase.

☐
Compensation and related benefits increased by $269,806 or 314.1%, which was mainly attributed to the increase in the number of salespersons and change of salesperson compensation policy in November 2010. The total number of salespersons continued to increase from seven as of December 31, 2010 to sixty-two of December 31, 2011. In addition, starting from November 2010, in order to encourage salespersons to further explore the market, we awarded salespersons commission on top of their base salary based on their position and contribution to the Company.

☐
Advertising and promotion expense increased by $67,872 or 112%, which was attributed to the increased sales efforts in exploring the market and addition of a new two-year advertising contract with local personage.

☐
Depreciation expense decreased by $1,897 or 11.6% because certain fixed assets such as refrigerators have approached their expiration date and no longer need to record depreciation in the six months ended December 31, 2011.

☐	Rent expense increased by $44,985 or 445.9% as we started renting refrigerator warehouses in different cities in order to facilitate frozen food sales to our customers.

☐	Office expense decreased by $15,185 or 45.8% because we implemented a policy to award bonuses to staff who saved on office supplies in the year.

☐	Other includes entertainment, vehicles expense and utilities. These variable expenses usually vary from period to period.

General and administrative expenses. General and administrative expenses amounted to $590,989 for the six months ended December 31, 2011, as compared to $588,117 for the same period in 2010, an increase of $3,387 or 0.6%. General and administrative expenses consisted of the following:

	For the Six months Ended December 31, 2011	For the Six months Ended December 31, 2010	Percentage Increase/decrease
Compensation and related benefits	$122,600	$138,496	(11.5%)
Depreciation	130,660	141,508	(7.7%)
Office expense	52,754	53,020	(0.5%)
Amortization of capital lease	2,243	2,142	4.7%
Professional service	100,675	-	N/A
Others	182,057	252,951	(28.1%)
Total	$590,989	$588,117	0.5%

General and administrative expense as % of revenue	2.3%	3.2%

☐
Compensation and related benefits decreased by $15,896 or 11.5% as we reclassified salaries of certain warehouse mangers and equipment maintain and inspection managers to cost of goods in order to better reflect the nature of these expense.

☐	Depreciation expense decreased by $10,848 or 7.7% due to certain depreciation being reclassified into cost of goods sold in 2011 based on the usage of the equipments.

☐	Office expense decreased by $266 or 0.5% due to moderate expansion of our administration team. In addition, we implemented a policy to award bonuses to staff who saved on office supplies in the year.

☐	Professional service fee mainly included the audit and legal fees associated with US SEC filings because we acquired subsidiaries in China in February 2011.

☐
Other general and administrative expenses decreased by $70,894 or 28.0%. It mainly includes utilities, repairs, telecommunication, conference expense and certain low-value material. These expenses usually increased as we grew.

Income from operations. For the six months ended December 31, 2011, income from operations was $8,125,397, as compared to $4,106,133  for the six months ended December 31, 2010, an increase of $4,019,264 or 978.9%.

Other income (expenses). For the six months ended December 31, 2011, other expense amounted to $89,351 as compared to other expenses of $207,531 for the same period in 2010. For the six months ended December 31, 2011 and 2010, other income (expense) included:

☐
Interest expense increased by $84,728 or 37.4%. During the six months ended December 31, 2011, we incurred more interest mainly attributed to more bank loans and higher interest rates. As of December 31, 2011, the Company had bank loan balance of $9,756,941 as compared to approximately $8,616,955 at December 31, 2010.

☐
Government subsidy income increased by $250,190 or 1677.2%. These are funds paid to the Company to support to agricultural enterprise. The amount varies period by period at the local government’s discretion.

Income tax expense. The Company enjoyed an income tax exemption as an agricultural related business in China.

Net income. As a result of the factors described above, our net income for the six months ended December 31, 2011 was $8,036,046, or $ 0.73 per share (basic and diluted). For the six months ended December 31, 2010, we had net income of $3,898,602 or $0.42 per share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $524,454 for the six months ended December 31, 2011 as compared to $561,099 for the same period in 2010. The significant variance in foreign currency translation gain is caused by accelerating appreciation of RMB against US dollar during the six months ended December 31, 2011 as compared to the same period in 2010.  This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the six months ended December 31, 2011, comprehensive income of $8,560,500 is derived from the sum of our net income of $8,036,046 plus foreign currency translation gains of $524,454.

Results of Operations for the Three months ended December 31, 2011 Compared to the Three months ended December 31, 2010

The following tables set forth key variances in our results of operations for the periods indicated, in dollars and percents, and key components of our revenue for the period indicated, in dollars.

Revenues. For the three months ended December 31, 2011, we had net revenues of $18,239,196, as compared to net revenues of $11,107,329 for the three months ended December 31, 2010, an increase of approximately 64.2%. The increase in net revenue was mainly attributable to rising sale prices, strong demand, increased yield and continuous marketing efforts as further explained below. In addition, as we harvest most of our cultivated crops from July to September, we usually sell most of our agricultural crops from Fall to next Spring. Although in Fiscal 2012, we tend to sell crops more proportionally over the year, as described below, we still anticipate a sales concentration of our cultivated crops between Fall to next Spring as compared to the rest of a year.

Revenues by product line are as follows:

Sales Revenue	For the Three months ended December 31, 2011	For the Three months ended December 31, 2010	Increase (Decrease)	Percentage Change
Frozen Rice Dumplings	$4,681,482	$3,192,500	$1,488,982	46.6%
Frozen Dumplings	1,837,452	1,713,761	123,691	7.2%
Frozen Pasta	2,115,715	1,402,236	713,479	50.9%
Ice Cream	5,978	-	5,978	N/A
Sesame	266,050	-	266,050	N/A
Peanuts	1,768,361	-	1,768,361	N/A
Glutinous Rice	317,123	4,798,832	(4,481,709)	-93.4%
Glutinous Rice Grain	7,247,035	-	7,247,035	N/A
Total net revenues	$18,239,196	$11,107,329	$7,131,867	64.2%

The increase in revenues from the sale of frozen rice dumplings was mainly attributable to both our substantial increase in sales volume and increase in sales prices. For the three months ended December 31, 2011, the sales volume is approximately 3,488,196 kg, as compared to the sale volume of approximately 2,850,300 kg for the three months ended December 31, 2010, an increase of approximately 22.4%. The increase in sale volume was mainly attributable to increasing production capacity and consistent marketing efforts. We purchased glutinous rice directly from local farmers at prices based on the purchase contracts signed at the beginning of a year. The glutinous rice was usually processed to make glutinous rice flour, which was the major raw material used in producing rice dumpling. Being able to supply our own major raw material is a great advantage to other competitors in the market as glutinous rice flour prices and qualities vary from time to time. The Company made consistent efforts in marketing frozen rice dumplings. In order to meet increasing market demand, we hired more labor to work several shifts a day to keep the production up with the market demand. In addition, the increasing unit sales price also contributed to the sales increase. Starting from January 2011, we raised our sales prices in response to continuously increasing raw material cost. The unit sales price increased to approximately $1.34 per kg for the three months ended December 31, 2011 from $1.12 per kg for the three months ended December 31, 2010.

The increase in revenues from the sale of frozen dumplings was attributable to our substantial increase both in sales volume and price. For the three months ended December 31, 2011, the sales volume is approximately 1,455,304 kg, as compared to the sale volume of approximately 1,390,527 kg for the three months ended December 31, 2010, an increase of approximately 4.7%. The increase in sale volume was attributable to sustained marketing efforts. However, in November 2011, frozen dumplings of certain large frozen food manufacturers were reported to carry Staphylococcus aureus in China. Although later on, it is proved that the bacteria can be killed in water over 80 Centigrade and will do no harm to health, the report itself has affected the sale of frozen dumplings in China. As a result, the sale of frozen dumplings only increased slightly during the three months ended December 31, 2011 as compared to the same period in 2010. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. However, due to the addition of a new line of low-priced dumplings, the average sale price only increased moderately. The unit sales price increased to approximately $1.26 per kg for the three months ended December 31, 2011 from $1.23 per kg for the three months ended December 31, 2010.

Frozen pasta mainly includes frozen steamed bread and noodles. The increase in revenues from the sale of frozen pasta was attributable to increase in sales prices. Starting from January 2011, we raised our sales prices in response to continuously growing raw material cost. The unit sales price increased 50% to approximately $1.62 per kg for the three months ended December 31, 2011 from $1.08 per kg for the three months ended December 31, 2010. For the three months ended December 31, 2011, the sales volume is approximately 1,308,292 kg, as compared to the sale volume of approximately 1,299,186 kg for the three months ended December 31, 2010, an increase of approximately 0.7%. As alternative of frozen pasta is widely available in the market, we expect a slow to moderate sale volume growth in the future.

We had limited sale of ice cream during the three months ended December 31, 2011 as compared to no sale in the same period of 2010.

We cultivate glutinous rice, sesame and peanuts. Each year, we lease farmland by signing contracts with local farmers. We then selects seeds, purchases fertilizers, makes improvements on the farmland, hires labor, and harvests glutinous rice, sesame and peanuts by ourselves.

In the three months ended December 31, 2011, we sold mainly glutinous rice grain to meet customers’ demands as compared to the sale of only glutinous rice in the Three months ended December 31, 2010. As a result, the sale revenue of glutinous rice decreased, while the sale revenue of glutinous rice grain increased dramatically. For the three months ended December 31, 2011, we sold glutinous rice of 344,000 kg, as compared to the sale volume of approximately 9,710,091 kg for the three months ended December 31, 2010. For the three months ended December 31, 2011, the sales volume of glutinous rice grain is approximately 13,477,347 kg, as compared to the no sale for the three months ended December 31, 2010. Usually we are able to obtain approximately 0.65 kilogram of glutinous rice by threshing a kilogram of glutinous rice grain.  On the other side, glutinous rice yield grew dramatically as a result of leasing more farmland from local farmers. In Calendar Year 2011, we leased glutinous rice farmland of approximately 78,845 Acres, as compared with approximately 32,864 Acres in Calendar Year 2010. In 2011, in order to maximize our profit in expectation with the continuous inflation of agricultural crops in China, instead of immediate sales after harvest, we started storing and selling glutinous rice proportionally throughout the year. As a result, the glutinous rice grain sold (if converted to grain rice by 1:0.65) in the three months ended December 31, 2011 is less than the total of the grain rice and grain rice grain sold (if converted to grain rice by 1:0.65) in the same period in 2010. This accounted for the large increase in finished goods inventory. In addition, although the glutinous rice market price may vary in the future, we were able to raise the sale price of glutinous rice and glutinous rice grain significantly as compared to the same period in 2010 due to favorable market in China. The glutinous rice unit sales price increased 80.8% to approximately $0.92 per kg for the three months ended December 31, 2011 from $0.49 per kg for the three months ended December 31, 2010.

We had sales of sesame and peanuts of 119,675 kg and 1,254,200 kg as compared to no sale in the same period of 2010, as a result of leasing more farmland in Calendar Year 2011 as compared to 2010.

Cost of sales. Cost of sales increased by $3,482,202 or 45.1%, from $7,721,704 for the three months ended December 31, 2010 to $11,203,906 for the three months ended December 31, 2011 mainly as a result of  increase in sales quantity of frozen food products.

Gross profit and gross margin. Our gross profit was $7,035,290 for the three months ended December 31, 2011 as compared to $3,385,625 for the three months ended December 31, 2010 representing gross margins of 38.6% and 30.5%, respectively. The increase is mainly attributable to sesame, peanuts and glutinous rice, offset by decreases in frozen foods. The decrease in our gross profit margin percentage of our frozen food was mainly attributable to faster increase in raw material costs than sales prices. In contrast, the increase in our gross profit margin percentage of our crops such as glutinous rice was mainly attributable to favorable market.

Gross margin percentages by product line are as follows:

	For the Three months December 31, 2011	For the Three months December 31, 2010
Frozen Rice Dumplings	35.8%	48.3%
Frozen Dumplings	31.6%	44. %
Frozen Pasta	47.8%	45. %
Ice Cream	40.5%	-
Sesame	30.9%	-
Peanuts	30.3%	-
Glutinous Rice	40.7%	10%
Glutinous Rice Grain	41.7%	-

Overall gross profit %	38.6%	30.5%

The gross profit margin percentage of frozen rice dumplings decreased to 35.8% for the three months ended December 31, 2011 from 48.3% for the three months ended December 31, 2010. The price of raw material used in producing rice dumplings such as glutinous rice flour and sugar experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise our sales price as fast as our costs during the three months ended December 31, 2011.

The gross profit margin percentage of frozen dumplings decreased to 31.6% for the three months ended December 31, 2011 from 44% for the three months ended December 31, 2010. The price of raw material used in producing rice dumplings such as flour and pork experienced continuous rise. Although we were able to pass some of our increasing cost to consumers, we could not raise its sales price as fast as our costs during the three months ended December 31, 2011.

The gross profit margin percentage of frozen pasta increased to 47.8% for the three months ended December 31, 2011 from 45% for the three months ended December 31, 2010. Although the price of raw material used in producing pasta such as flour experienced rise, we raised our sale prices. In addition, we sold more high-end products that have higher profit margin during the three months ended December 31, 2011 as compared to the same period in 2010. As a result, the overall profit margin of frozen pasta increased slightly.

The gross profit margin percentage of glutinous rice increased to 40.7% for the three months ended December 31, 2011 from 10% for the three months ended December 31, 2010. As described in the above, we were unable to raise glutinous rice sale price due to the fixed price one-year sale contracts in 2010. Starting from January 2011, we renewed our sales contracts and were able to raise sales prices of our glutinous rice and glutinous rice grain significantly based on favorable market.

Selling expenses. Selling expenses were $825,080 and $521,183 for the three months ended December 31, 2011 and 2010, respectively. Selling expenses consisted of the following:

	For the Three months Ended December 31, 2011	For the Three months Ended December 31, 2010	Percentage Increase/(Decrease)
Shipping and handling	$375,217	$301,864	24.3%
Compensations and related benefits	235,412	61,102	285.3%
Advertising and promotion	85,512	48,055	77.9%
Depreciation	8,040	8,382	(4.1)%
Rent	33,123	7,524	340.2%
Office expense	12,007	20,993	(42.8)%
Others	75,769	73,263	3.4%
Total	$825,080	$521,183	52.8%

selling expense as % of revenues	4.5%	4.7%

☐
Shipping and handling increased by $73,353 or 24.3% due to the increase in our sales volume of our frozen products, which demands more shipping and handling services. As our shipping volume continued to rise, we tended to use larger trucks, which cost less per cubic. Hence, we were able to keep our shipping cost percentage increase less than the sales percentage increase.

☐
Compensation and related benefits increased by $174,310 or 285.3%, which was mainly attributed to the increase in the number of salespersons and change of salesperson compensation policy in November 2010. The total number of salespersons continued to increase from seven as of December 31, 2010 to sixty-two of December 31, 2011. In addition, starting from November 2010, in order to encourage salespersons to further explore the market, we awarded salespersons commission on top of their base salary based on their position and contribution to the Company.

☐
Advertising and promotion expense increased by $37,457 or 77.9%, which was attributed to the increased sales efforts in exploring the market and addition of a new two-year advertising contract with local personage.

☐
Depreciation expense decreased by $342 or 4.1% because certain fixed assets such as refrigerators have approached their expiration date and no longer need to record depreciation in the three months ended December 31, 2011.

☐	Rent expense increased by $25,598 or 340.2% as we started renting refrigerator warehouses in different cities in order to facilitate frozen food sales to our customers.

☐	Office expense decreased by $8,986 or 42.8% because we implemented a policy to award bonuses to staff who saved on office supplies in the year.

☐	Other includes entertainment, vehicles expense and utilities. These variable expenses usually vary from period to period.

General and administrative expenses. General and administrative expenses amounted to $284,516 for the three months ended December 31, 2011, as compared to $375,661 for the same period in 2010, a decrease of $91,145 or 24.3%. General and administrative expenses consisted of the following:

	For the Three months Ended December 31, 2011	For the Three months Ended December 31, 2010	Percentage Increase/decrease
Compensation and related benefits	$74,490	$84,250	(11.6%)
Depreciation	63,847	73,250	(12.8%)
Office expense	32,691	40,125	(18.5%)
Amortization of capital lease	1,126	1,083	3.9%
Professional service	18,555	-	N/A
Others	93,807	176,953	47.0%
Total	$284,516	$375,661	24.3%

General and administrative expense as % of revenue	2.3%	3.2%

☐
Compensation and related benefits decreased by $9,760 or 11.6% as we reclassified salaries of certain warehouse mangers and equipment maintain and inspection managers to cost of goods in order to better reflect the nature of these expense.

☐	Depreciation expense decreased by $9,403 or 12.8% due to certain depreciation being reclassified into cost of goods sold in 2011 based on the usage of the equipments.

☐
Office expense decreased by $7,434 or 18.5% due to moderate expansion of our administration team. In addition, we implemented a policy to award bonuses to staff who saved on office supplies in the year.

☐	Professional service fee mainly included the audit and legal fees associated with US SEC filings because we acquired subsidiaries in China in February 2011.

☐
Other general and administrative expenses decreased by $83,145 or 47.0%. It mainly includes utilities, repairs, telecommunication, conference expense and certain low-value material. These expenses usually increased as we grew.

Income from operations. For the three months ended December 31, 2011, income from operations was $5,925,694, as compared to $2,488,781 for the Three months ended December 31, 2010, an increase of $3,436,913 or 138%.

Other income (expenses). For the three months ended December 31, 2011, other income amounted to $25,744 as compared to other expenses of $125,466 for the same period in 2010. For the three months ended December 31, 2011 and 2010, other income (expense) included:

☐
Interest expense increased by $39,926 or 30.8%. During the three months ended December 31, 2011, we incurred more interest mainly attributed to more bank loans and higher interest rates. As of December 31, 2011, the Company had bank loan balance of $9,756,941 as compared to approximately $8,616,955 at December 31, 2010.

☐	Government subsidyl income increased by $ 202,710. These are funds paid to the Company to support to agricultural enterprise. The amount varies period by period at the local government’s discretion.

Income tax expense. The Company enjoyed an income tax exemption as an agricultural related business in China.

Net income. As a result of the factors described above, our net income for the three months ended December 31, 2011 was $5,951,438, or $ 0.54 per share (basic and diluted). For the three months ended December 31, 2010, we had net income of $2,363,315 or $0.26 per share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $218,847 for the three months ended December 31, 2011 as compared to $295,215 for the same period in 2010. The significant variance in foreign currency translation gain is caused by accelerating appreciation of RMB against US dollar during the three months ended December 31, 2011 as compared to the same period in 2010.  This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended December 31, 2011, comprehensive income of $6,170,285 is derived from the sum of our net income of $5,951,438 plus foreign currency translation gains of $218,847.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, our balance of cash and cash equivalents was $325,552. As of June 30, 2011, our balance of cash and cash equivalents was $668,199. This balance did not significantly change in spite of increased net income of $8,036,046 because we are paying off the labor and other farming-related fees owed to farmers in the first half year.

We currently generate our cash flow mainly through operations and financing which we believe will be sufficient to sustain our current level operations for at least the next twelve months.

In summary, our cash flows were:

Net cash used in operating activities increased in the six months ended December 31, 2011 by $3,327,462 to $850,273 from net cash provided by operating activities of $2,477,189 for the six months ended December 31, 2010. These changes were mainly brought about by changes as follows: an increase in cash used in inventory of $7,566,408, an increase in cash used in accounts payable of $3,249,481. This was off-set by an increase in net income of $4,137,444 or an increase of 106% over the prior period ended December 31, 2011and an increase in cash provided by advances from customers of $1,250,456.

Net cash used in investing activity decreased by $1,000,627 in the six months ended December 31, 2011 as compared to the same period ended in 2010 which is mainly due to decrease in cash used in acquisition of property and equipments.

Net cash provided by financing activities decreased by $2,055,821 to $999,992 in the six months ended December 31, 2011 compared to $3,055,813 provided by financing activities at the same period ended in 2010. This was mainly due to increase repayment of short-term loans.

Working capital at December 31, 2011 increased by $6,822,322 or 151.9% to $11, 314, 321 from $4,491,999 at June 30, 2011, primarily due to an increase in inventory and accounts receivable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2011, due to the material weaknesses identified below:

●	We do not have accounting personnel with sufficient knowledge, experience and training in U.S. GAAP standards.
●	We do not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S.GAAP.
●
We do not have a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

The above material weaknesses could result in us being unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review, and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP and disclosure requirements of the Securities and Exchange Commission

Management is in the process of evaluating the control deficiency identified above and will take the necessary remediation initiatives as early as possible.

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

CHINA NEW GREENFOOD COMPANY LTD.

Date: February 14, 2012	By:	/s/ Zhou Taiping
Zhou Taiping Chief Executive Officer and Principal Accounting Officer